Form 10-Q/A
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1995-05-25
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995          Commission file number 0-8915




                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
              (Exact name of registrant as specified in its charter)




             Illinois                                    36-2875192
      (State of organization)              (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                        60611
(Address of principal executive office)                  (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     11



PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     14

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     15


PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)


                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  5,061,010        2,047,492
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          1,625,539          122,949
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            256,627          397,575
  Restricted construction loan proceeds (note 2(b)). . . . . . . . . . . . . . . .          8,000,000            --
  Escrow deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . .            396,536          968,312
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,339,712        3,536,328
                                                                                         ------------      -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,179,147        2,179,147
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,281,679       25,021,609
                                                                                         ------------      -----------
                                                                                           27,460,826       27,200,756
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         16,859,684       16,700,459
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .         10,601,142       10,500,297

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,222,737          932,899
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            820,403          808,365
Venture partner's deficit in venture . . . . . . . . . . . . . . . . . . . . . . .            979,561          616,099
                                                                                         ------------      -----------

                                                                                         $ 28,963,555       16,393,988
                                                                                         ============      ===========
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt, (note 2(b)) . . . . . . . . . . . . . . . . .       $  1,304,203          503,634
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,388,796        1,306,228
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            205,983          108,954
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            133,254            --
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          3,032,236        1,918,816

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             56,140           65,106
Long-term debt, less current portion, (note 2(b)). . . . . . . . . . . . . . . . .         25,592,407       13,741,800
                                                                                         ------------      -----------
Commitments and contingencies (note 2)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,680,783       15,725,722

Venture partner's subordinated equity in venture . . . . . . . . . . . . . . . . .            105,529          105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (773,618)        (758,198)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (279,075)        (279,075)
                                                                                         ------------      -----------
                                                                                           (1,051,693)      (1,036,273)
                                                                                         ------------      -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         16,269,038       16,269,038
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,200,794       12,570,868
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (27,240,896)     (27,240,896)
                                                                                         ------------      -----------
                                                                                            1,228,936        1,599,010
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .            177,243          562,737
                                                                                         ------------      -----------
                                                                                         $ 28,963,555       16,393,988
                                                                                         ============      ===========

                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,696,456         1,669,373
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,241            28,860
                                                                                          ------------       -----------
                                                                                             1,729,697         1,698,233
                                                                                          ------------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         521,657           404,921
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         159,225           123,758
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         832,715           771,728
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,920            40,055
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          37,157            37,523
  Management fees to corporate general partner . . . . . . . . . . . . . . . . . . . .           --                4,078
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,919            16,029
                                                                                          ------------       -----------
                                                                                             1,614,593         1,398,092
                                                                                          ------------       -----------
       Operating earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         115,104           300,141
Venture partner's share of venture's  operations . . . . . . . . . . . . . . . . . . .         (68,568)         (161,249)
                                                                                          ------------       -----------
       Net operating earnings before extraordinary item. . . . . . . . . . . . . . . .          46,536           138,892

Extraordinary item:
  Prepayment penalty and deferred mortgage expense on refinanced
    long-term debt, net of venture partners share of $432,030 (note 2(b)). . . . . . .        (432,030)            --
                                                                                          ------------       -----------
       Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (385,494)          138,892
                                                                                          ============       ===========
       Net earnings (loss) per limited partnership interest (note 1):
           Net operating earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .    $      (2.48)             7.41
           Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (23.03)            --
                                                                                          ------------       -----------
           Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20.55)             7.41
                                                                                          ============       ===========
       Cash distributions per limited partnership interest . . . . . . . . . . . . . .    $      --                 5.00
                                                                                          ============       ===========

                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (385,494)          138,892
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         159,225           123,758
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          37,157            37,523
    Venture partner's share of venture's operations  . . . . . . . . . . . . . . . . .          68,568           161,249
    Extraordinary item, net of venture partners share of $432,030. . . . . . . . . . .         432,030           432,030
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         140,948           214,831
    Escrow deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . . .         374,780          (122,919)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,038)            2,611
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          82,568          (114,118)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          97,029              (849)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         133,254           131,689
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,966)              623
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       1,119,061           573,290
                                                                                          ------------       -----------
Cash flows from investing activities:
  Restricted construction loan proceeds. . . . . . . . . . . . . . . . . . . . . . . .      (8,000,000)            --
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . . .      (1,502,590)          (23,308)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (260,070)           (6,935)
  Payments of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (285,825)            --
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .     (10,048,485)          (30,243)
                                                                                          ------------       -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     (14,348,824)         (110,998)
  Proceeds received on refinanced long-term debt . . . . . . . . . . . . . . . . . . .      27,000,000             --
    Prepayment penalty on long-term debt . . . . . . . . . . . . . . . . . . . . . . .        (708,234)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (90,025)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --               (3,751)
                                                                                          ------------       -----------
          Net cash provided by (used in) financing activities. . . . . . . . . . . . .      11,942,942          (204,774)
                                                                                          ------------       -----------
          Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . .       3,013,518           338,273

          Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .       2,047,492         1,260,020
                                                                                          ------------       -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $  5,061,010         1,598,293
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $    424,628           405,770
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
                                                                                          ============       ===========



                                See accompanying notes to consolidated financial statements.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 2), Oakridge Associates ("Oakridge") and Dallas Tollway Partners ("Dallas Tollway"). The effect of all transactions between the Partnership and the ventures have been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the ventures described above. Such adjustments are not recorded on the records of the Partnership. The net effect of the adjustments is summarized as follows for the three months ended March 31:
                                    1995                        1994
                         -----------------------   ------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net earnings
 (loss). . . . . . . .   $(385,494)     (311,393)       138,892      225,802
Net earnings
 (loss) per
 limited partner-
 ship interest . . . .   $  (20.55)       (16.60)          7.41        12.54
                         =========      ========        =======      =======

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (18,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($322,061 and $1,832,040 at March 31, 1995 and at December 31, 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to Partners.


(2)  OAKRIDGE

     The Partnership has acquired, through Oakridge, a regional shopping mall in San Jose, California which is in operation at March 31, 1995. Pursuant to such venture agreement, the Partnership made initial capital contributions of $3,352,642 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligation as a general partner, the Partnership may be required to make additional cash contributions to the venture. The cost of the investment property represents the total cost to the Partnership plus certain acquisition costs.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's venture partner in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Oakridge had been seeking a refinancing of the mortgage loan to provide it with funds for a proposed expansion and major remodeling of the mall. In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan, closing costs and a prepayment penalty of approximately $708,000 on the original mortgage loan). These proceeds will be utilized for capital expenditures and deferred maintenance at the mall. The lender held back $8,000,000 of the remaining loan proceeds to be drawn down as needed as Oakridge commenced construction of the remodeling of the mall in April 1995 and is scheduled to be completed in November, 1995. Therefore, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12 year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan has the option for two 3 year extensions. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. At the time of application, the Oakridge Venture was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge Venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge Venture in 1994 to fund their respective share of these costs.
                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     In January 1992, the prior parent organization of the Macy's store at the Oakridge Mall had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's was acquired by Federated Department Stores and was removed from protection under Chapter 11 of the United States Bankruptcy Code. The Macy's store continued to operate and although the Macy's store owns its site and facility, it was required to make certain contributions towards common area maintenance costs, all of which were paid as of the date of this report.

     The Oakridge Venture was notified that Nordstrom (which owns its own store) left the center in March 1995. Nordstrom had an obligation to operate their department store under their trade name through August 22, 1993 and operate a department store under any name through August 22, 1998.

Nordstrom has agreed, in principle, to assign, transfer and convey its interest in the Sublease and Reciprocal Easement Agreements to Sears Roebuck and Co., with a planned opening of November, 1995. It is not expected that the Nordstrom closing and Sears Roebuck and Co. opening will have a significant adverse impact on the operations of the Partnership taken as a whole. The property's other anchor tenants, Montgomery Wards and R.H. Macy, are also subject to a Reciprocal Easement Agreement ("REA").

The REA's requirement to operate a department store under each tenant's specific name expired in August 1993 and in addition, the REA's requirement for each tenant to operate a department store expires in August 1998. The Partnership and its joint venture partner are currently negotiating with all of the anchor tenants for an extension of the REA under both requirements. The expansion and remodeling are significant factors in finalizing an extension of the REA.


(3)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                           1995         1994           1995
                                          ------       ------      -------------
Management fees to corporate
  general partner. . . . . . . . .        $  --         4,078            --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .         8,748        2,932            --
                                          ------        -----           -----

                                          $8,748        7,010            --
                                          ======        =====           =====

     The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment.


(4)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,061,000. Such funds and short-term investments of approximately $1,625,000 along with the $8,000,000 holdback from the refinancing will be utilized for working capital requirements (including costs to be incurred for capital additions at the Oakridge Shopping Mall). The Partnership and its consolidated venture have currently budgeted approximately $1,542,000 in 1995 for tenant improvements and other capital expenditures at the Oakridge investment property (approximately $260,000 has been incurred at March 31, 1995). The Partnership's share of such items in 1995 is currently budgeted to be approximately $771,000. The Oakridge property will require significant capital expenditures and roof replacement in 1995. Although all of Oakridge venture's cash flow is being retained for future capital costs, the property's operations are to be insufficient to totally fund these costs, as described below. Future capital expenditures related to expansion and remodeling are to be funded by the net proceeds received in refinancing the mortgage loan which closed in February 1995 (as described below and in Note 2(b)). Pursuant to the Oakridge venture agreement, 50% of any partner funding obligations for items such as capital costs are required to be funded by each venture partner. In 1994, the Partnership and its venture partner have each contributed $837,500 for funding capital improvements, prior deferred maintenance, the refundable deposit and loan commitment fee related to refinancing the mortgage loan. Additional funding obligations are not expected to be required due to the February 1995 mortgage loan refinancing. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Also, in anticipation of the significant capital expenditures at the Oakridge investment property, the Partnership has temporarily suspended distributions to the partners effective with the first quarter of 1994. The sources of capital (in addition to the cash and cash equivalents, short-term investments and refinancing of the first mortgage loan noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's remaining Oakridge investment property and from its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its Venture's mortgage obligation and its replacement financing secured by the Oakridge investment property is non-recourse. Therefore, the Partnership and its Venture are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's joint venture partner in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Oakridge had been seeking a refinancing of the mortgage loan to provide it with funds for a proposed expansion and major remodeling of the mall. In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan closing costs and a prepayment penalty of approximately $708,000 on the original mortgage loan). These proceeds will be utilized for capital expenditures and deferred maintenance at the mall. The lender held back $8,000,000 of the remaining loan proceeds to be drawn down as needed as Oakridge commenced construction of the remodeling of the mall in April, 1995 and is scheduled to be completed in November, 1995. Therefore, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12 year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan has the option for two 3 year extensions. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. At the time of application, Oakridge was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge Venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge Venture in 1994 to fund their respective share of these costs.

     The Partnership has been advised that Oakridge Mall has not been adversely affected by the recent heavy rains and flooding in the State of California.

     In January 1992, the prior parent organization of the Macy's store at the Oakridge Mall had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's was acquired by Federated Department Stores and was removed from protection under Chapter 11 of the United States Bankruptcy Code. The Macy's store continued to operate and although the Macy's store owns its site and facility, it was required to make certain contributions towards common area maintenance costs, all of which were paid as of the date of this report.

     The Oakridge Venture was notified that Nordstrom (which owns its own store) left the center in March 1995. Nordstrom had an obligation to operate their department store under their trade name through August 22, 1993 and operate a department store under any name through August 22, 1998.

Nordstrom has agreed, in principle, to assign, transfer and convey its interest in the Sublease and Reciprocal Easement Agreements to Sears Roebuck and Co., with a planned opening of November, 1995. It is not expected that the Nordstrom closing and Sears Roebuck and Co. opening will have a significant adverse impact on the operations of the Partnership taken as a whole. The property's other anchor tenants, Montgomery Wards and R.H. Macy, are also subject to a Reciprocal Easement Agreement ("REA").

The REA's requirement to operate a department store under each tenant's specific name expired in August 1993 and in addition, the REA's requirement to operate a department store expires in August 1998. The Partnership and its joint venture partner are currently negotiating with all of the anchor tenants for an extension of the REA under both requirements. The expansion and remodeling are significant factors in finalizing an extension of the REA.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the value of its remaining property. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners.
RESULTS OF OPERATIONS

     The increase in cash and cash equivalents, short-term investments, restricted construction loan proceeds, deferred expenses, current portion of long-term debt, long-term debt, accrued interest at March 31, 1995 as compared to December 31, 1994 and the increase in mortgage and other interest, venture partner's share of venture's operations and the extraordinary item for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 2(b).

     The decrease in rents and other receivables at March 31, 1995 as compared to December 31, 1994 is primarily due to the 1995 receipt of certain 1994 escalations from tenants at the Oakridge investment property.

     The increase in depreciation expense for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the capital additions incurred in 1994 at the Oakridge Mall investment property.

     The decrease in management fees to corporate general partner for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the temporary suspension of operating distributions to partners as discussed above, a portion of which is its management fee to the corporate general partner.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----

1. Oakridge Mall
    San Jose, California . . . . .         88%         92%         92%         93%      91%



PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10-A. Acquisition documents relating to the purchase by the Partnership of an interest in Oakridge mall in San Jose, California, are hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-59231) dated October 17, 1977 as amended.

              10-B. Sale documents relating to the sale by the Partnership of the wrap-around mortgage note in Walnut Bend Apartments located in Dallas, Texas are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-8915) dated March 25, 1994.

              10-C. Closing statement dated February 15, 1995 relating to the refinancing by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California, a copy of which is filed herewith.

              10-D. Secured promissory note #1 dated February 15, 1995 in the amount of $23,900,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California, a copy of which is filed herewith.

              10-E. Secured promissory note #2 dated February 15, 1995 in the amount of $3,100,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California, a copy of which is filed herewith.

              27.    Financial Data Schedule

       (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995