Form 10-Q
period 1995-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1995-08-14
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995              Commission file number 0-8915




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     12



PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     15

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     16

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)


                                                           ASSETS
                                                           ------
                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  5,663,653        2,047,492
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          1,551,548          122,949
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            159,559          397,575
  Restricted construction loan proceeds (note 2(b)). . . . . . . . . . . . . . . .          6,868,262            --
  Escrow deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . .            516,862          968,312
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,759,884        3,536,328
                                                                                         ------------      -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,179,147        2,179,147
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,693,761       25,021,609
                                                                                         ------------      -----------
                                                                                           28,872,908       27,200,756
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         17,018,909       16,700,459
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .         11,853,999       10,500,297

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,247,549          932,899
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            824,938          808,365
Venture partner's deficit in venture . . . . . . . . . . . . . . . . . . . . . . .            765,123          616,099
                                                                                         ------------      -----------

                                                                                         $ 29,451,493       16,393,988
                                                                                         ============      ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt, (note 2(b)) . . . . . . . . . . . . . . . . .       $  1,334,397          503,634
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,842,526        1,306,228
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            203,571          108,954
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            266,508            --
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          3,647,002        1,918,816

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             49,391           65,106
Long-term debt, less current portion, (note 2(b)). . . . . . . . . . . . . . . . .         25,247,269       13,741,800
                                                                                         ------------      -----------
Commitments and contingencies (note 2)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,943,662       15,725,722

Venture partner's subordinated equity in venture . . . . . . . . . . . . . . . . .            105,529          105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (764,615)        (758,198)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (279,075)        (279,075)
                                                                                         ------------      -----------
                                                                                           (1,042,690)      (1,036,273)
                                                                                         ------------      -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         16,269,038       16,269,038
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,416,850       12,570,868
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (27,240,896)     (27,240,896)
                                                                                         ------------      -----------
                                                                                            1,444,992        1,599,010
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .            402,302          562,737
                                                                                         ------------      -----------
                                                                                         $ 29,451,493       16,393,988
                                                                                         ============      ===========

                                See accompanying notes to consolidated financial statements.
/TABLE

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 1,866,299       1,829,525       3,562,755        3,498,898
  Interest income. . . . . . . . . . . . . . . . . . . .         40,157          40,055          73,398           68,915
                                                            -----------      ----------     -----------       ----------
                                                              1,906,456       1,869,580       3,636,153        3,567,813
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        616,435         401,339       1,138,092          806,260
  Depreciation . . . . . . . . . . . . . . . . . . . . .        159,225         143,309         318,450          267,067
  Property operating expenses. . . . . . . . . . . . . .        626,381         666,897       1,459,096        1,438,625
  Professional services. . . . . . . . . . . . . . . . .          9,788           8,324          57,708           48,379
  Amortization of deferred expenses. . . . . . . . . . .         37,157          37,524          74,314           75,047
  Management fees to corporate
    general partner. . . . . . . . . . . . . . . . . . .          --              --              --               4,078
  General and administrative . . . . . . . . . . . . . .         17,973          23,642          33,892           39,671
                                                            -----------      ----------     -----------       ----------
                                                              1,466,959       1,281,035       3,081,552        2,679,127
                                                            -----------      ----------     -----------       ----------
       Operating earnings. . . . . . . . . . . . . . . .        439,497         588,545         554,601          888,686

Venture partner's share of
  venture's operations . . . . . . . . . . . . . . . . .       (214,438)       (298,332)       (283,006)        (459,581)
                                                            -----------      ----------     -----------       ----------
       Net operating earnings before
         extraordinary item. . . . . . . . . . . . . . .        225,059         290,213         271,595          429,105

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------

Extraordinary item:
  Prepayment penalty and deferred mortgage
    expense on refinanced long-term debt,
    net of venture partner's share of
    $432,030 (note 2(b)) . . . . . . . . . . . . . . . .          --              --           (432,030)           --
                                                            -----------      ----------     -----------       ----------
       Net earnings (loss) . . . . . . . . . . . . . . .    $   225,059         290,213        (160,435)         429,105
                                                            ===========      ==========     ===========       ==========
       Net earnings (loss) per limited
         partnership interest (note 1):
           Net operating earnings (loss) . . . . . . . .    $     12.00           15.47           14.48            22.88
           Extraordinary item. . . . . . . . . . . . . .          --              --             (23.03)           --
                                                            -----------      ----------     -----------       ----------
           Net earnings (loss) . . . . . . . . . . . . .    $     12.00           15.47           (8.55)           22.88
                                                            ===========      ==========     ===========       ==========
       Cash distributions per limited
         partnership interest. . . . . . . . . . . . . .    $     --              --              --                5.00
                                                            ===========      ==========     ===========       ==========















                                See accompanying notes to consolidated financial statements.
/TABLE

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                               1995              1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (160,435)          429,105
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         318,450           267,067
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          74,314            75,047
    Venture partner's share of venture's operations  . . . . . . . . . . . . . . . . .         283,006           459,581
    Extraordinary item, net of venture partner's share of $432,030 . . . . . . . . . .         432,030             --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         238,016           112,974
    Escrow deposits and other assets . . . . . . . . . . . . . . . . . . . . . . . . .         254,454          (257,628)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,573)            5,212
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         536,298          (219,207)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94,617            (1,717)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         266,508           263,379
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,715)            2,661
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       2,304,970         1,136,474
                                                                                          ------------       -----------
Cash flows from investing activities:
  Restricted construction loan proceeds. . . . . . . . . . . . . . . . . . . . . . . .      (6,868,262)            --
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .      (1,428,599)          714,587
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .      (1,672,152)       (1,564,286)
  Payments of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (347,794)         (119,150)
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .     (10,316,807)         (968,849)
                                                                                          ------------       -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .     (14,663,768)         (224,562)
  Proceeds received on refinanced long-term debt . . . . . . . . . . . . . . . . . . .      27,000,000             --
  Prepayment penalty on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (708,234)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (90,025)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --               (3,751)
                                                                                          ------------       -----------
          Net cash provided by (used in) financing activities. . . . . . . . . . . . .      11,627,998          (318,338)
                                                                                          ------------       -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .       3,616,161          (150,713)

          Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . .       2,047,492         1,260,020
                                                                                          ------------       -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $  5,663,653         1,109,307
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  1,043,475           807,977
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Extraordinary item - deferred mortgage expense . . . . . . . . . . . . . . . . . .    $    155,826             --
                                                                                          ============       ===========














                                See accompanying notes to consolidated financial statements.
/TABLE

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 1995 AND 1994

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the ventures described above. Such adjustments are not recorded on the records of the Partnership. The net effect of the adjustments is summarized as follows for the six months ended June 30:
                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net earnings
 (loss). . . . . . . .   $(160,435)      (90,196)       429,105      483,635
Net earnings
 (loss) per
 limited partner-
 ship interest . . . .   $   (8.55)        (4.81)         22.88        25.79
                         =========      ========        =======      =======

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (18,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($320,647 and $1,832,040 at June 30, 1995 and at December 31, 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  OAKRIDGE

     The Partnership has acquired, through Oakridge, a regional shopping mall in San Jose, California which is in operation at June 30, 1995. Pursuant to such venture agreement, the Partnership made initial capital contributions of $3,352,642 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligation as a general partner, the Partnership may be required to make additional cash contributions to the venture. The cost of the investment property represents the total cost to the Partnership plus certain acquisition costs.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's venture partner in an investment might become unable or unwilling to fulfill its financial or other obligations, or that such venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Oakridge had been seeking a refinancing of the mortgage loan to provide it with funds for a proposed expansion and major remodeling of the mall. In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan, closing costs and a prepayment penalty of approximately $708,000 on the original mortgage loan). These proceeds are being utilized for capital expenditures and deferred maintenance at the mall. The lender held back $8,000,000 of the remaining loan proceeds for the construction of the expansion and remodeling which commenced in April 1995 and which is expected to be completed in November, 1995. The venture has drawn down approximately $1,132,000 from the hold back as of June 30, 1995 and an additional $502,000 as of the date of this report. Therefore, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12 year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan has the option for two 3 year extensions. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. At the time of application, the Oakridge Venture was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge Venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge Venture in 1994 to fund their respective share of these costs.
                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     In January 1992, the prior parent organization of the Macy's store at the Oakridge Mall had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's was acquired by Federated Department Stores and was removed from protection under Chapter 11 of the United States Bankruptcy Code. The Macy's store continues to operate and although the Macy's store owns its site and facility, it is required to make certain contributions towards common area maintenance costs, all of which have been paid as of the date of this report.

     Nordstrom (which owns its own store) left the center in March 1995. Nordstrom had an obligation to operate their department store under their trade name through August 22, 1993 and operate a department store under any name through August 22, 1998. Nordstrom has assigned, transferred and conveyed its interest in the Sublease and Reciprocal Easement Agreements to Sears Roebuck and Co., with a planned opening of late October 1995. It is not expected that the Nordstrom closing and Sears Roebuck and Co. opening will have a significant adverse impact on the operations of the Partnership taken as a whole. The property's other anchor tenants, Montgomery Wards and R.H. Macy, are also subject to a Reciprocal Easement Agreement ("REA").

The REA's requirement to operate a department store under each tenant's specific name expired in August 1993 and in addition, the REA's requirement for each anchor tenant to operate a department store under any name expires in August 1998. The Partnership and its joint venture partner are currently negotiating with all of the anchor tenants for an extension of the REA's under both requirements. The expansion and remodeling are significant factors in finalizing an extension of the REA's.


(3)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                           1995         1994           1995
                                          ------       ------      -------------
Management fees to corporate
  general partner. . . . . . . . .        $  --         4,078             --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .         9,312        8,184             --
                                          ------       ------           -----
                                          $9,312       12,262             --
                                          ======       ======           =====

     The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment.

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third party or parties to perform certain administrative services beginning in late 1995. Use of a third party is not expected to have a material effect on the operations of the Partnership.


(4)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,664,000. Such funds and short-term investments of approximately $1,552,000 along with the remaining holdback of $6,868,262 at June 30, 1995 from the refinancing will be utilized for working capital requirements (including costs to be incurred for capital additions at the Oakridge Shopping Mall). The Partnership and its consolidated venture have currently budgeted approximately $1,542,000 in 1995 for tenant improvements and other capital expenditures at the Oakridge investment property (approximately $540,000 has been incurred at June 30, 1995). The Partnership's share of such items in 1995 is currently budgeted to be approximately $771,000. The Oakridge property will require significant capital expenditures and roof replacement in 1995. Capital expenditures related to expansion and remodeling are to be funded by the net proceeds received in refinancing the mortgage loan which closed in February 1995 (as described below and in Note 2(b)). Pursuant to the Oakridge venture agreement, 50% of any partner funding obligations for items such as capital costs are required to be funded by each venture partner. In 1994, the Partnership and its venture partner have each contributed $837,500 for funding capital improvements, prior deferred maintenance, the refundable deposit and loan commitment fee related to refinancing the mortgage loan. Additional funding obligations are not expected to be required due to the February 1995 mortgage loan refinancing.

Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Also, in anticipation of the significant capital expenditures at the Oakridge investment property, the Partnership has temporarily suspended distributions to the partners effective with the first quarter of 1994.
The sources of capital (in addition to the cash and cash equivalents, short-term investments and refinancing proceeds from the first mortgage loan noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by the Partnership's remaining Oakridge investment property and from its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its Venture's mortgage obligation and its replacement financing secured by the Oakridge investment property is non-recourse. Therefore, the Partnership and its Venture are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     Oakridge had been seeking a refinancing of the mortgage loan to provide it with funds for a proposed expansion and major remodeling of the mall. In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan closing costs and a prepayment penalty of approximately $708,000 on the original mortgage loan). These proceeds are being utilized for capital expenditures and deferred maintenance at the mall. The lender held back $8,000,000 of the remaining loan proceeds for the construction of the expansion and remodeling which commenced in April 1995 and which is expected to be completed in November, 1995. The venture has drawn down approximately $1,132,000 from the hold back as of June 30, 1995 and an additional $502,000 as of the date of this report. Therefore, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12 year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan has the option for two 3 year extensions. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. At the time of application, Oakridge Venture was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge Venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge Venture in 1994 to fund their respective share of these costs.

     In January 1992, the prior parent organization of the Macy's store at the Oakridge Mall had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's was acquired by Federated Department Stores and was removed from protection under Chapter 11 of the United States Bankruptcy Code. The Macy's store continues to operate and although the Macy's store owns its site and facility, it is required to make certain contributions towards common area maintenance costs, all of which have been paid as of the date of this report.

     Nordstrom (which owns its own store) left the center in March 1995. Nordstrom had an obligation to operate their department store under their trade name through August 22, 1993 and operate a department store under any name through August 22, 1998. Nordstrom has assigned, transferred and conveyed its interest in the Sublease and Reciprocal Easement Agreements to Sears Roebuck and Co., with a planned opening of late October 1995. It is not expected that the Nordstrom closing and Sears Roebuck and Co. opening will have a significant adverse impact on the operations of the Partnership taken as a whole. The property's other anchor tenants, Montgomery Wards and R.H. Macy, are also subject to a Reciprocal Easement Agreement ("REA").

The REA's requirement to operate a department store under each tenant's specific name expired in August 1993 and in addition, the REA's requirement for each anchor tenant to operate a department store under any name expires in August 1998. The Partnership and its joint venture partner are currently negotiating with all of the anchor tenants for an extension of the REA's under both requirements. The expansion and remodeling are significant factors in finalizing an extension of the REA's.

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

     The increase in cash and cash equivalents, short-term investments, restricted construction loan proceeds, deferred expenses, current portion of long-term debt, long-term debt, accrued interest and venture partner's deficit in venture at June 30, 1995 as compared to December 31, 1994 and the increase in mortgage and other interest and venture partner's share of venture's operations for the three and six months ended June 30, 1995 as compared to the same period in 1994 is primarily due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 2(b).

     The decrease in rents and other receivables at June 30, 1995 as compared to December 31, 1994 is primarily due to the 1995 receipt of certain 1994 escalations from tenants at the Oakridge investment property.

     The decrease in escrow deposits and other assets at June 30, 1995 as compared to December 31, 1994 is primarily due to the receipt of the refundable deposit in February, 1995 in the amount of $540,000 related to the refinancing of the mortgage debt at the Oakridge investment property. Reference is made to Note 2(b).

     The increase in building and improvements at June 30, 1995 as compared to December 31, 1994 is primarily due to capital additions at the Oakridge investment property.

     The increase in accounts payable at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments related to the capital additions at the Oakridge investment property.

     The increase in accrued real estate taxes at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Oakridge investment property.

     The increase in depreciation expense for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to the capital additions incurred in 1994, at the Oakridge Mall investment property.

     The decrease in management fees to corporate general partner for the six months ended June 30, 1995 as compared to the same periods in 1994 is primarily due to the temporary suspension of operating distributions to partners as discussed above, a portion of which is its management fee to the corporate general partner.

     The extraordinary item in the amount of $432,030 for the six months ended June 30, 1995 is due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 2(b).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----

1. Oakridge Mall
    San Jose, California . . . . .         88%         92%         92%         93%      91%       91%



/TABLE

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

              10-C. Secured promissory note #1 dated February 15, 1995 in the amount of $23,900,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California, a copy of which is filed herewith.

              10-D. Secured promissory note #2 dated February 15, 1995 in the amount of $3,100,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California, a copy of which is filed herewith.

              27.    Financial Data Schedule

       (b) No reports on Form 8-K have been filed for the quarter covered by this report.
                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995