Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1995-11-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549



                                       FORM 10-Q



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995       Commission file number 0-8915




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

                                                    CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                            (UNAUDITED)


                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995               1994
                                                                                             -------------        -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         $  7,253,567          2,047,492
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .                --               122,949
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .              266,142            397,575
  Restricted construction loan proceeds (note 2). . . . . . . . . . . . . . . . . . .            5,010,982              --
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .              387,005            968,312
                                                                                              ------------        -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,917,696          3,536,328
                                                                                              ------------        -----------

Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,179,147          2,179,147
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,898,667         25,021,609
                                                                                              ------------        -----------
                                                                                                31,077,814         27,200,756
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,178,134         16,700,459
                                                                                              ------------        -----------
        Total investment property, net of accumulated depreciation. . . . . . . . . .           13,899,680         10,500,297

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,262,249            932,899
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              801,599            808,365
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . . . . . . . . .              478,929            616,099
                                                                                              ------------        -----------

                                                                                              $ 29,360,153         16,393,988
                                                                                              ============        ===========
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------

                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995               1994
                                                                                             -------------        -----------
Current liabilities:
  Current portion of long-term debt, (note 2) . . . . . . . . . . . . . . . . . . . .         $  1,365,290            503,634
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,880,811          1,306,228
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              201,104            108,954
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              135,921              --
                                                                                              ------------        -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .            3,583,126          1,918,816

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               66,503             65,106
Long-term debt, less current portion, (note 2). . . . . . . . . . . . . . . . . . . .           24,894,141         13,741,800
                                                                                              ------------        -----------
Commitments and contingencies (note 2)

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,543,770         15,725,722

Venture partner's subordinated equity in venture. . . . . . . . . . . . . . . . . . .              105,529            105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,000              1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (752,273)          (758,198)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .             (279,075)          (279,075)
                                                                                              ------------        -----------
                                                                                                (1,030,348)        (1,036,273)
                                                                                              ------------        -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . .           16,269,038         16,269,038
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,713,060         12,570,868
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .          (27,240,896)       (27,240,896)
                                                                                              ------------        -----------
                                                                                                 1,741,202          1,599,010
                                                                                              ------------        -----------
        Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . .              710,854            562,737
                                                                                              ------------        -----------
                                                                                              $ 29,360,153         16,393,988
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

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)

                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30                      SEPTEMBER 30
                                                                  --------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                                -----------       ----------      -----------       ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . .     $ 1,937,262        2,013,820        5,500,017        5,512,718
  Interest income . . . . . . . . . . . . . . . . . . . . .         291,606           51,687          365,004          120,602
                                                                -----------       ----------      -----------       ----------
                                                                  2,228,868        2,065,507        5,865,021        5,633,320
                                                                -----------       ----------      -----------       ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . .         615,790          422,968        1,753,882        1,229,228
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .         159,225          133,533          477,675          400,600
  Property operating expenses . . . . . . . . . . . . . . .         813,916          904,066        2,300,774        2,342,691
  Professional services . . . . . . . . . . . . . . . . . .           --                 696           54,594           49,075
  Amortization of deferred expenses . . . . . . . . . . . .          37,156           37,524          111,470          112,571
  Management fees to corporate
    general partner . . . . . . . . . . . . . . . . . . . .           --               --               --               4,078
  General and administrative. . . . . . . . . . . . . . . .           8,035           13,305           17,279           52,976
                                                                -----------       ----------      -----------       ----------
                                                                  1,634,122        1,512,092        4,715,674        4,191,219
                                                                -----------       ----------      -----------       ----------
       Operating earnings . . . . . . . . . . . . . . . . .         594,746          553,415        1,149,347        1,442,101

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . .        (286,194)        (271,002)        (569,200)        (730,583)
                                                                -----------       ----------      -----------       ----------
       Net operating earnings before
         extraordinary item . . . . . . . . . . . . . . . .         308,552          282,413          580,147          711,518

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30                      SEPTEMBER 30
                                                                  --------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                                -----------       ----------      -----------       ----------

Extraordinary item:
  Prepayment penalty and deferred mortgage
    expense on refinanced long-term debt,
    net of venture partner's share of
    $432,030 (note 2) . . . . . . . . . . . . . . . . . . .           --               --            (432,030)           --
                                                                -----------       ----------      -----------       ----------
       Net earnings . . . . . . . . . . . . . . . . . . . .     $   308,552          282,413          148,117          711,518
                                                                ===========       ==========      ===========       ==========
       Net earnings per limited
         partnership interest (note 1):
           Net operating earnings . . . . . . . . . . . . .     $     16.45            15.06            30.93            37.94
           Extraordinary item . . . . . . . . . . . . . . .           --               --              (23.03)           --
                                                                -----------       ----------      -----------       ----------
           Net earnings . . . . . . . . . . . . . . . . . .     $     16.45            15.06             7.90            37.94
                                                                ===========       ==========      ===========       ==========
       Cash distributions per limited
         partnership interest . . . . . . . . . . . . . . .     $     --               --               --                5.00
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

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)

                                                                                                     1995              1994
                                                                                                ------------       -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   148,117           711,518
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          477,675           400,600
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          111,470           112,571
    Venture partner's share of venture's operations . . . . . . . . . . . . . . . . . . . .          569,200           730,583
    Extraordinary item, net of venture partner's share of $432,030. . . . . . . . . . . . .          432,030             --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          131,433            55,191
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          384,311          (662,329)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,766             7,813
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          574,583           (66,502)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           92,150            (2,606)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          135,921           134,323
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,397            15,949
                                                                                                ------------       -----------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .        3,065,053         1,437,111
                                                                                                ------------       -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . . . . . . . . . .          122,949           787,087
  Additions to investment property. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,877,058)       (3,310,272)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (399,650)         (281,978)
                                                                                                ------------       -----------
          Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .       (4,153,759)       (2,805,163)
                                                                                                ------------       -----------
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                    1995               1994
                                                                                                ------------       -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,986,003)         (340,752)
  Venture partner's contributions to venture. . . . . . . . . . . . . . . . . . . . . . . .            --              837,500
  Initial proceeds received on refinanced long-term debt (note 2) . . . . . . . . . . . . .       19,000,000             --
  Payments received from refinanced long-term debt holdback
    (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,989,018             --
  Prepayment penalty on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         (708,234)            --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              (90,025)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --               (3,751)
                                                                                                ------------       -----------
          Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .        6,294,781           402,972
                                                                                                ------------       -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . .        5,206,075          (965,080)

          Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . .        2,047,492         1,260,020
                                                                                                ------------       -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .     $  7,253,567           294,940
                                                                                                ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .     $  1,661,732         1,231,834
                                                                                                ============       ===========
  Non-cash investing and financing activities:
    Extraordinary item - deferred mortgage expense. . . . . . . . . . . . . . . . . . . . .     $    155,826             --
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

                              SEPTEMBER 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Oakridge Associates
("Oakridge") (note 2). The effect of all transactions between the Partnership and the venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the venture described above. Such adjustments are not recorded on the records of the Partnership. The net effect of the adjustments is summarized as follows for the nine months ended September 30:

                                       1995                          1994
                            -----------------------    -------------------------
                          GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                          ----------      ---------     ----------      ---------
Net earnings. . . . . .     $148,117        422,732        711,518        782,875
Net earnings
 per limited
 partnership
 interest . . . . . . .     $   7.90          22.54          37.94          41.74
                            ========        =======        =======        =======

     The net earnings per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (18,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,966,899 and $1,832,040 at September 30, 1995 and at December 31, 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  OAKRIDGE

     The Partnership acquired, through Oakridge, a regional shopping mall in San Jose, California which is in operation at September 30, 1995. Pursuant to such venture agreement, the Partnership made initial capital contributions of $3,352,642 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligation as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's venture partner in the investment might become unable or unwilling to fulfill its financial or other obligations, or that such venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan, the construction holdback discussed below, closing costs and a prepayment penalty of
approximately $708,000 on the original mortgage loan).   These proceeds are
being utilized for capital expenditures and previously deferred maintenance at the mall. The lender held back $8,000,000 of the loan proceeds for the construction of an expansion and remodeling of the mall which commenced in April 1995 and which is expected to be completed in November, 1995. The venture has drawn down approximately $2,989,000 from the holdback as of September 30, 1995 and an additional $1,038,965 as of the date of this report. Due to the foregoing, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12-year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan terms provide an option to the venture for two 3-year extensions. The interest rate on these extensions would be adjusted for each 3-year period based on the then current three-year U.S. Treasury rates and would continue to be amortized based on the original 12-year schedule. At the time of application, the Oakridge venture was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge venture in 1994 to fund their respective share of these costs.

     In January 1992, the prior parent organization of the Macy's store at the Oakridge Mall had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's was acquired by Federated Department Stores and was removed from protection under Chapter 11 of the United States Bankruptcy Code. The Macy's store continues to operate and although the Macy's store owns its site and facility, it is required to make certain contributions towards common area maintenance costs, all of which have been paid as of the date of this report. In October 1995, Macy's began an approximately $1.7 million remodeling project which includes new flooring and other amenities. Phase I of the project is scheduled for completion in time for the 1995 Thanksgiving weekend and Phase II is scheduled to be completed in early 1996.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     Nordstrom (which owned its own store) left the center in March 1995. Nordstrom had an obligation to operate their department store under their trade name through August 22, 1993 and operate a department store under any name through August 22, 1998. Nordstrom has assigned, transferred and conveyed its interest in its land, building and the Reciprocal Easement Agreement ("REA") to Sears Roebuck and Co., which opened its new store on October 28, 1995. It is not expected that the Nordstrom closing and Sears opening will have a significant adverse impact on the operations of the mall. The property's other anchor tenants, Montgomery Wards and R.H. Macy, are also subject to the REA. The REA requirement to operate a department store under each tenant's specific name expired in August 1993 and in addition, the REA requirement for each anchor tenant to operate a department store under any name expires in August 1998. Due to recent developments, including the opening of Sears in the former Nordstrom store and commencement of Macy's renovation work (both in October 1995), the Partnership and its joint venture partner have decided not to continue to pursue extensions of the operating covenants in the REA until such time, if ever, that negotiations for such extensions are deemed to be in the best interest of the property.


(3)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                             1995          1994             1995
                                           -------        ------        -------------
Management fees to corporate
  general partner . . . . . . . . .        $  --           4,078              --
Reimbursement (at cost) for
  out-of-pocket expenses. . . . . .         11,170        10,386              --
                                           -------        ------             -----
                                           $11,170        14,464              --
                                           =======        ======             =====

     The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(4)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $7,254,000. Such funds will be utilized for working capital requirements (including costs to be incurred for previously deferred maintenance projects at the Oakridge Shopping Mall). The Partnership and its consolidated venture have currently budgeted in 1995 approximately $1,542,000 for such deferred maintenance (including roof replacement and parking lot repairs) and other capital projects at the Oakridge investment property (approximately $888,000 has been incurred at September 30, 1995). The Partnership's share of such items is approximately $771,000. In addition, the Oakridge Shopping Mall is currently undergoing a major remodeling and expansion which is scheduled to be complete in November 1995. Capital expenditures related to the expansion and remodeling (budgeted at approximately $6,673,000 for 1995) and anticipated tenant improvement and other leasing costs associated with the mall expansion (budgeted at approximately $760,000 for 1995) are to be funded by an $8,000,000 construction holdback from the February 1995 refinancing as described below. The balance of the holdback is expected to be used in 1996 for leasing costs. Pursuant to the Oakridge venture agreement, 50% of any partner funding obligations for items such as capital costs are required to be funded by each venture partner. However, funding obligations are not expected to be required currently due to the February 1995 mortgage loan refinancing. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Also, in anticipation of the significant capital expenditures at the Oakridge investment property, including the potential costs associated with securing, if deemed to be in the best interest of the property, the anchor tenant's extensions of the REA operating covenants as more fully described below, the Partnership suspended distributions to the partners effective with the first quarter of 1994. The sources of capital (in addition to the cash and cash equivalents and refinancing proceeds from the first mortgage loan noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge (the Partnership's remaining investment property) and from its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership's and its Venture's mortgage obligation and its replacement financing secured by the Oakridge investment property is non-recourse. Therefore, the Partnership and its Venture are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     There are certain risks associated with the Partnership's investment made through a joint venture including the possibility that the Partnership's joint venture partner in the investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan, the construction holdback discussed below, closing costs and a prepayment penalty of approximately $708,000 on the original mortgage loan). These proceeds are being utilized for capital expenditures and previously deferred maintenance at the mall. The lender held back $8,000,000 of the loan proceeds for the construction of an expansion and remodeling of the mall which commenced in April 1995 and which is expected to be completed in November, 1995. The venture has drawn down approximately $2,989,000 from the holdback as of September 30, 1995 and an additional $1,038,965 as of the date of this report. Due to the foregoing, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12-year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan terms provide an option to the venture for two 3-year extensions. The interest rate on these extensions would be adjusted for each 3-year period based on the then current three-year U.S. Treasury rates and would continue to be amortized based on the original 12-year schedule. At the time of application, Oakridge venture was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge venture in 1994 to fund their respective share of these costs.

     In January 1992, the prior parent organization of the Macy's store at the Oakridge Mall had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's was acquired by Federated Department Stores and was removed from protection under Chapter 11 of the United States Bankruptcy Code. The Macy's store continues to operate and although the Macy's store owns its site and facility, it is required to make certain contributions towards common area maintenance costs, all of which have been paid as of the date of this report. In October 1995, Macy's began an approximately $1.7 million remodeling project which includes new flooring and other amenities. Phase I of the project is scheduled for completion in time for the 1995 Thanksgiving weekend and Phase II is scheduled to be completed in early 1996.

     Nordstrom (which owned its own store) left the center in March 1995. Nordstrom had an obligation to operate their department store under their trade name through August 22, 1993 and operate a department store under any name through August 22, 1998. Nordstrom has assigned, transferred and conveyed its interest in its land, building and the Reciprocal Easement Agreement ("REA") to Sears Roebuck and Co., which opened its new store on October 28, 1995. It is not expected that the Nordstrom closing and Sears opening will have a significant adverse impact on the operations of the mall. The property's other anchor tenants, Montgomery Wards and R.H. Macy, are also subject to the REA. The REA requirement to operate a department store under each tenant's specific name expired in August 1993 and in addition, the REA requirement for each anchor tenant to operate a department store under any name expires in August 1998. Due to recent developments, including the opening of Sears in the former Nordstrom store and commencement of Macy's renovation work (both in October 1995), the Partnership and its joint venture partner have decided not to continue to pursue extensions of the operating covenants in the REA until such time, if ever, that negotiations for such extensions are deemed to be in the best interest of the property.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining property and its competitive marketplace, and considering the mall renovation to be completed in November 1995, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents, restricted construction loan proceeds, deferred expenses, current portion of long-term debt, long-term debt and accrued interest at September 30, 1995 as compared to December 31, 1994 and the increase in interest income and mortgage and other interest expense for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 2.

     The decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of maturities of the Partnership's short-term investments. Reference is made to Note 1.

     The decrease in rents and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to the 1995 receipt of certain 1994 escalations from tenants at the Oakridge investment property.

     The decrease in escrow deposits and other assets at September 30, 1995 as compared to December 31, 1994 is primarily due to the receipt of the refundable deposit in February, 1995 in the amount of $540,000 related to the refinancing of the mortgage debt at the Oakridge investment property. Reference is made to Note 2.

     The increase in buildings and improvements at September 30, 1995 as compared to December 31, 1994 is primarily due to capital additions related to the expansion and remodeling project at the Oakridge investment property as more fully discussed above.

     The decrease in venture partner's deficit in venture at September 30, 1994 as compared to December 31, 1994 is due to the venture partner's share of 1995 net income at the Oakridge investment property.

     The increase in accounts payable at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments related to the capital additions at the Oakridge investment property.

     The increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Oakridge investment property.

     The decrease in rental income and property operating expenses for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to reduced average occupancy at the Oakridge investment property. Reference is made to Item 5.

     The increase in depreciation expense for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to the capital additions incurred in 1994 and 1995 at the Oakridge Mall investment property.

     The decrease in management fees to corporate general partner for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to the temporary suspension of operating distributions to partners as discussed above, a portion of which is its management fee to the Corporate General Partner.

     The decrease in general and administrative expense for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are primarily due to refunds received by the Partnership in 1995 from the General Partner and its affiliates for certain 1993 general and administrative reimbursements which were paid by the Partnership in 1994. Reference is made to Note 3.

     The decrease in venture partner's share of venture's operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to increased mortgage interest expense related to the February 1995 refinancing, partially offset by higher interest income due to receipt of approximately $4,300,000 in net proceeds from the refinancing. Reference is made to Note 2.

     The extraordinary item in the amount of $432,030 for the nine months ended September 30, 1995 is due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 2.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                             OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                                1994                                       1995
                                                 -------------------------------------          ------------------------------
                                             At           At           At          At        At        At        At        At
                                            3/31         6/30         9/30       12/31      3/31      6/30      9/30     12/31
                                            ----         ----         ----       -----      ----      ----     -----     -----

1. Oakridge Mall
    San Jose, California. . . . . .          88%          92%          92%         93%       91%       91%       90%




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

               10-B. Closing statement dated February 15, 1995 relating to the refinancing by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11, 1995).

               10-C. Secured promissory note #1 dated February 15, 1995 in the amount of $23,900,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11,
1995).

               10-D. Secured promissory note #2 dated February 15, 1995 in the amount of $3,100,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11,
1995).

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


                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                    BY:    JMB Realty Corporation
                           (Corporate General Partner)




                           By:    GAILEN J. HULL
                                  Gailen J. Hull, Senior Vice President
                           Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                                  GAILEN J. HULL
                                  Gailen J. Hull, Principal Accounting Officer
                           Date:  November 9, 1995