Form 10-K
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1996-03-28
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995               Commission file number 0-8915



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
          (Exact name of registrant as specified in its charter)


          Illinois                         36-2875192
(State of organization)        (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois       60611
(Address of principal executive office)    (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class                            which registered
-------------------                    -------------------------------

       None                                         None


Securities registered pursuant to Section 12(g) of the Act:

                       LIMITED PARTNERSHIP INTERESTS
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None



                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    5

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    7

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters . . . . . . . .    7

Item 6.      Selected Financial Data . . . . . . . . . . . .    8

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . .   12

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   16

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   41


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   41

Item 11.     Executive Compensation. . . . . . . . . . . . .   44

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   45

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   46


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   46


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   48






                                     i


                                  PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-VII (the "Partnership"), is a limited partnership formed in 1976 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $18,000,000 in Limited Partnership Interests (the "Interests") to the public commencing on October 17, 1977 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-59231). A total of 18,000 Interests were sold to the public at $1,000 per Interest. A total of 11,045 Interests were sold to the public in 1977; the remaining 6,955 Interests were sold to the public in 1978. The offering closed March 31, 1978. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investment is located in the State of California and it has no real estate investments located outside of the United States or in any other country.
A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2027. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplace in which the property operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (H)              SIZE       PURCHASE  CAPITAL PERCENTAGE (A)         TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------
1. Waterford Corners
    Shopping Center
    Waterford Township,
    Michigan . . . . . .         73,000       3-8-77           3-17-78                fee ownership of land and
                                 sq.ft.                                               improvements
                                 g.l.a.
2. Place II Apartments
    Phoenix, Arizona . .        161 units     6-6-77           4-1-82                 fee ownership of land and
                                                                                      improvements
3. Southland Mall
    Columbus, Ohio . . .        119,000       7-15-77          1-1-84                 fee ownership of land and
                                 sq.ft.                                               improvements
                                 g.l.a.
4. Walnut Bend
    Apartments
    Dallas, Texas. . . .        260 units     10-1-77          6-27-83                fee ownership of land and
                                                                                      improvements (e)
5. Bellfort II
    Apartments
    Houston, Texas . . .        180 units     7-15-77          3-29-85                fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership)
6. Spice Island
    Apartments
    Houston, Texas . . .        256 units     9-16-77          5-31-84                fee ownership of land and
                                                                                      improvements
7. Bush River Mall
    Columbia,
    South Carolina . . .        108,000       7-15-77         12-15-83                fee ownership of land and
                                 sq.ft.                                               improvements
                                 g.l.a.
8. Oakridge Mall
    San Jose,
    California . . . . .        335,000      10-15-77            22%                  fee ownership of improve-

                                 sq.ft.                                               ments and ground leasehold
                                 g.l.a.                                               interest in land (through
                                                                                      joint venture partnership)
                                                                                      (b)(c)(d)(i)
9.  Windridge Apartments
     Dallas, Texas . . .        232 units    12-29-77          10-1-89                fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership) (f)


                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (H)              SIZE       PURCHASE  CAPITAL PERCENTAGE (A)         TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------

10. Shadowridge of
     San Antonio
     Apartments
     San Antonio, Texas.        252 units    12-29-77          8-29-83                fee ownership of land and
                                                                                      improvements
11. North Chase
     Apartments
     Houston, Texas. . .        294 units     4-7-78           2-5-91                 fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnerships)
                                                                                      (c)(g)
12. Wakefield
     Apartments
     Marietta, Georgia .        312 units     7-31-78         12-20-82                fee ownership of land and
                                                                                      improvements





---------------

(a) The computation of this percentage for the property held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

(b) Reference is made to Note 4 filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

(c) Reference is made to Note 3 filed with this annual report for a description of the joint venture partnership through which the Partnership has made this real property investment.

(d) Reference is made to Note 7(b) filed with this annual report for a description of the leasehold interest, under a ground lease, in the land on which the improvements in this real property investment are situated.

(e) This property has been sold. Reference is made to Note 6 filed with this annual report for a description of the sale of this real property investment.

(f) This property was sold in 1985, reacquired in 1987 and resold in 1989.

(g)  This property was disposed in February 1991.  Reference is made to
Note 3(c) filed with this annual report for a description of additional information related to this transaction.

(h) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

(i) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.




     The Partnership's remaining real property investment is subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its remaining investment property.

Approximate occupancy levels for the property are set forth in the table in
Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the remaining investment property held at December 31, 1995 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to Note 7(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1995.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy physical levels by quarter during fiscal years 1995 and 1994 for the Partnership's remaining investment property owned during 1995:



                                                                 1994                        1995
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1.  Oakridge Mall
      San Jose, California . .   Retail                 88%    92%    92%    93%    91%    91%    90%    88%

----------


     Reference is made to Item 6, Item 7 and Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's remaining investment property.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not presently subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.



                                  PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1995, there were 1,761 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1995           1994           1993          1992           1991
                             ------------   ------------    -----------   ------------   ------------

Total income . . . . . . .   $  8,438,395      7,996,717      8,179,492      8,623,739      8,967,801
                             ============   ============    ===========   ============    ===========

Operating earnings . . . .   $  1,924,183      2,041,133      1,714,576      1,549,300      1,722,376
Venture partners' share
 of ventures' operations .       (969,830)    (1,037,724)      (988,465)      (997,323)      (900,351)
                             ------------   ------------    -----------   ------------   ------------
Net operating earnings . .        954,353      1,003,409        726,111        551,977        822,025
Gain on sale of invest-
 ment properties . . . . .          --             --         2,667,071        398,984      4,043,790
Extraordinary item, net
 of venture partner's
 share . . . . . . . . . .       (391,010)         --             --             --             --
                             ------------   ------------    -----------   ------------   ------------
Net earnings . . . . . . .   $    563,343      1,003,409      3,393,182        950,961      4,865,815
                             ============   ============    ===========   ============    ===========
Net earnings per
 Interest (b):
    Net operating
     earnings. . . . . . .   $      50.88          53.50          38.72          29.43          43.83
    Gain on sale of invest-
     ment properties . . .          --             --            146.65          21.94         222.35
    Extraordinary item, net
     of venture partner's
     share . . . . . . . .         (21.50)         --             --             --             --
                             ------------   ------------    -----------   ------------   ------------
    Net earnings . . . . .   $      29.38          53.50         185.37          51.37         266.18
                             ============   ============    ===========   ============    ===========
Total assets . . . . . . .   $ 28,723,368     16,393,988     15,729,136     22,264,626     26,884,205
Long-term debt . . . . . .   $ 24,532,836     13,741,800     14,245,434     17,967,836     18,441,743
Cash distributions per
 Interest (c). . . . . . .   $      --              5.00          20.00          20.00          20.00
                             ============   ============    ===========   ============    ===========



-------------

     (a) The above summary of financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

     (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (18,005).

     (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Oakridge Mall       a)   The gross leasable area ("GLA") occupancy
                         rate and average base rent per square foot
                         as of December 31 for each of the last
                         five years were as follows:

                                                       GLA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------

                                1991 . . . . . .       97%                  14.83
                                1992 . . . . . .       97%                  15.33
                                1993 . . . . . .       96%                  16.01
                                1994 . . . . . .       93%                  17.07
                                1995 . . . . . .       88%                  18.04

                                (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Option(s)
                            -------------------       -----------  ---------   ---------------  -----------------

                            Oakridge Lanes II          48,500      $145,000    8/2003           N/A
                            (Entertainment)

                            Michaels                   23,332      303,312     7/1999           N/A
                            (Variety)

                            Oakridge 6 Theatre         15,346      67,066      12/1998          N/A
                            (Entertainment)

                            Walgreens                  15,268      49,620      12/1997          N/A
                            (Drug)


                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the Oakridge Mall:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1995
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------

                              1996                8                 11,720           116,972              2%
                              1997               10                 28,530           524,076             10%
                              1998               12                 36,985           516,574             10%
                              1999               11                 44,092           803,654             15%
                              2000                7                 12,437           436,147              8%
                              2001                5                 13,588           387,984              7%
                              2002                3                  7,395           204,390              4%
                              2003               10                 69,047           587,160             11%
                              2004               10                 22,754           612,298             12%
                              2005                5                  7,182           263,974              5%

                    (1) Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On October 17, 1977, the Partnership commenced an offering of $18,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between October 17, 1977 and March 31, 1978, pursuant to the public offering from which the Partnership received gross proceeds of $18,000,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $16,270,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds were utilized to acquire the properties described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,827,000. Such funds will be utilized for working capital requirements. In addition, restricted funds of approximately $4,294,000 representing net proceeds received in February 1995 from the refinancing of the Oakridge Shopping Mall will be used to fund capital additions, including the replacement of the roof, and previously deferred maintenance at the mall. The Partnership and its consolidated venture have currently budgeted approximately $752,000 in 1996 for tenant improvements and other capital expenditures at the Oakridge investment property. The Partnership's share of such items in 1996 is currently budgeted to be approximately $376,000. In addition, the Oakridge Shopping Mall is currently undergoing a major remodeling and expansion which is scheduled to be complete in early 1996. Capital expenditures related to the expansion and remodeling (approximately $5,138,000 incurred in 1995) and anticipated tenant improvement and other leasing costs associated with the mall expansion (approximately $351,000 incurred in 1995) are being funded by a separate $8,000,000 construction holdback from the February 1995 refinancing as described below. The balance of the holdback is expected to be used in 1996 to complete the expansion and remodeling and for leasing costs. Pursuant to the Oakridge venture agreement, 50% of any partner funding obligations for items such as capital costs are required to be funded by each venture partner. However, additional partner fundings related to the expansion and remodeling are not expected to be required. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Also, in anticipation of the significant capital expenditures and roof replacement at the Oakridge investment property, the Partnership has suspended distributions to the partners effective with the first quarter of 1994. The sources of capital (in addition to the cash and cash equivalents and refinancing of the first mortgage loan noted above) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge and from its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of property lease expirations in Item 6. The Partnership's and its Venture's mortgage obligation and its replacement financing secured by the Oakridge investment property is non-recourse and is secured by the investment property. The Partnership and its Venture are not personally liable for the payment of the mortgage indebtedness.

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

     In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds including the refundable deposit of $540,000 (after payoff of the existing loan, the construction holdback discussed below, closing costs and a prepayment penalty of approximately $708,000 on the original mortgage loan). These proceeds will be utilized for capital expenditures and previously deferred maintenance at the mall. The lender held back $8,000,000 of the loan proceeds for the construction of an expansion and remodeling of the mall which commenced in April 1995 and which has been substantially completed as of the date of this report. The venture has drawn down approximately $5,217,000 from the holdback as of December 31, 1995 and an additional $2,663,000 as of the date of this report. Due to the foregoing, there will be no distribution of proceeds from this refinancing. The terms of the refinanced mortgage loan require monthly payments of principal and interest at 9.19% based on a 12-year amortization schedule until maturity in February, 1998. The principal and interest payment required to be made monthly is $310,165. In addition, the loan terms provide an option to the venture for two 3-year extensions. The interest rate on these extensions would be adjusted for each 3-year period based on the then current three-year U.S. Treasury rates and would continue to be amortized based on the original 12-year schedule. At the time of application, Oakridge venture was required to make a refundable deposit of $540,000, which was returned at the February 1995 closing. Also, the Oakridge venture was required to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to the Oakridge venture in 1994 to fund their respective share of these costs.

     In October 1995, Macy's began an approximately $1.7 million remodeling project which includes new flooring and other amenities. Phase I of the project was completed in 1995 and Phase II is scheduled to be completed in mid 1996.

     Nordstrom (which owned its own store) left the center in March 1995. Nordstrom has assigned, transferred and conveyed its interest in its land, building and Reciprocal Easement Agreement ("REA") to Sears Roebuck and Co., which opened its new store on October 28, 1995. The Nordstrom closing and Sears opening did not have a significant adverse impact on the operations of the mall. The property's other anchor tenants, Montgomery Ward and R.H. Macy, are also subject to the REA. The REA requirement for each anchor tenant to operate a department store under it's specific name expired in August 1993 and in addition, the REA requirement for each anchor tenant to operate a department store under any name expires in August 1998.

Due to recent developments, including the opening of Sears in the former Nordstrom store and commencement of Macy's renovation work (both in October
1995), the Partnership and its joint venture partner have decided not to continue to pursue extensions of the operating covenants in the REA until such time, if ever, that negotiations for such extensions are deemed to be in the best interest of Oakridge.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining property and its competitive marketplace, and considering the mall renovation to be completed in early 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1995 as compared to December 31, 1994 is primarily due to the retention of funds by the venture for roof replacement budgeted in 1996 at the Oakridge Shopping Mall.

     The increase in restricted funds (to be used for capital improvements and previously deferred maintenance projects), restricted construction loan proceeds (to be used for the mall expansion and remodeling project), deferred expenses, current portion of long-term debt, long-term debt and accrued interest at December 31, 1995 as compared to December 31, 1994 and the increase in interest income and mortgage and other interest expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 3(b).

     The decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to the classification of the Partnership's investments in U.S. Government obligations as cash equivalents at December 31, 1995. Reference is made to Note 1.

     The increase in rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rent from tenants at the Oakridge investment property.

     The decrease in escrow deposits and other assets at December 31, 1995 as compared to December 31, 1994 is primarily due to the receipt of the refundable deposit in February, 1995 in the amount of $540,000 related to the refinancing of the mortgage debt at the Oakridge investment property. Reference is made to Note 3(b).

     The increase in buildings and improvements at December 31, 1995 as compared to December 31, 1994 is primarily due to capital additions related to the expansion and remodeling project at the Oakridge investment property as more fully discussed above.

     The decrease in venture partner's deficit in venture at December 31, 1995 as compared to December 31, 1994 is due to the venture partner's share of 1995 net income at the Oakridge investment property.

     The decrease in rental income and property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to reduced average occupancy at the Oakridge investment property. Reference is made to Item 2.

     The decrease in interest income and mortgage and other interest for 1994 as compared to 1993 is primarily due to the Partnership receiving a payoff of the purchase price wrap-around mortgage note relating to the Walnut Bend Apartments investment property in December 1993 (Note 6). Also contributing to the decrease in interest income was the lower average balance in short-term investments in 1994, partially offset by higher yields received on those investments.

     The increase in depreciation expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the capital additions incurred in 1994 and 1995 at the Oakridge Mall investment property. The decrease in depreciation expense for 1994 as compared to 1993 is primarily due to certain tenant improvements becoming fully depreciated at the Oakridge Mall investment property.

     The decrease in management fees to corporate general partner for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and 1994 as compared to 1993 is primarily due to the temporary suspension of operating distributions to partners effective the first quarter of 1994 as discussed above, a portion of which is its management fee to the Corporate General Partner.

     The decrease in general and administrative expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are primarily due to refunds received by the Partnership in 1995 from the General Partner and its affiliates for certain 1993 general and administrative reimbursements which were paid by the Partnership in 1994. Reference is made to Note 8.

     The decrease in venture partner's share of venture's operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and 1993 is primarily due to increased mortgage interest expense related to the February 1995 refinancing, partially offset by higher interest income due to receipt of approximately $4,300,000 in net proceeds from the refinancing. Reference is made to Note 3(b).

     The extraordinary item, net of venture partner's share, in the amount of $391,010 for the year ended December 31, 1995 (which includes the Partnership's share of a prepayment penalty of approximately $708,000) is due to refinancing of the mortgage debt at the Oakridge investment property in February, 1995. Reference is made to Note 3(b).

     The gain on sale of investment properties in 1993 in the amount of $2,667,071 is due to the pay-off in December 1993 of the Walnut Bend Apartments wrap-around mortgage note (Note 6).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                                   INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                           SCHEDULE

     Consolidated Real Estate and Accumulated Depreciation . . . .III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.










                       INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - VII (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - VII and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                        KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                 1995               1994
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .     $  2,826,515         2,047,492
  Restricted funds (note 3(b)) . . . . . . . . . . . . . . . . . . . . .        4,294,143             --
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .            --              122,949
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . .          454,591           397,575
  Restricted construction loan proceeds (note 3(b)). . . . . . . . . . .        2,783,191             --
  Escrow and other assets. . . . . . . . . . . . . . . . . . . . . . . .          273,086           968,312
                                                                             ------------       -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . .       10,631,526         3,536,328
                                                                             ------------       -----------

Investment properties, at cost (notes 2 and 3) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,179,147         2,179,147
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .       31,071,865        25,021,609
                                                                             ------------       -----------

                                                                               33,251,012        27,200,756
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       17,370,504        16,700,459
                                                                             ------------       -----------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . .       15,880,508        10,500,297

Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . .        1,363,945           932,899
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . .          810,110           808,365
Venture partner's deficit in venture (note 3). . . . . . . . . . . . . .           37,279           616,099
                                                                             ------------       -----------

                                                                             $ 28,723,368        16,393,988
                                                                             ============       ===========



                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                 1995               1994
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . .     $  1,396,898           503,634
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,302,198         1,306,228
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          198,578           108,954
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .        2,897,674         1,918,816

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           61,249            65,106
Long-term debt, less current portion (note 4). . . . . . . . . . . . . .       24,532,836        13,741,800
                                                                             ------------       -----------

Commitments and contingencies (notes 3, 4 and 7)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       27,491,759        15,725,722

Venture partner's subordinated equity in venture . . . . . . . . . . . .          105,529           105,529

Partners' capital accounts (deficits) (note 5):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
     Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .         (723,934)         (758,198)
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (279,075)         (279,075)
                                                                             ------------       -----------
                                                                               (1,002,009)       (1,036,273)
                                                                             ------------       -----------
  Limited partners (18,005 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . .       16,269,038        16,269,038
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . .       13,099,947        12,570,868
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (27,240,896)      (27,240,896)
                                                                             ------------       -----------
                                                                                2,128,089         1,599,010
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .        1,126,080           562,737
                                                                             ------------       -----------

                                                                             $ 28,723,368        16,393,988
                                                                             ============       ===========

                           See accompanying notes to consolidated financial statements.


                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                               1995             1994              1993
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $  7,761,913        7,848,706         7,855,515
  Interest income. . . . . . . . . . . . . . . . . . .          676,482          148,011           323,977
                                                           ------------     ------------      ------------
                                                              8,438,395        7,996,717         8,179,492
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        2,179,802        1,658,208         2,039,965
  Depreciation . . . . . . . . . . . . . . . . . . . .          670,045          572,159           637,571
  Property operating expenses. . . . . . . . . . . . .        3,372,401        3,402,004         3,449,006
  Professional services. . . . . . . . . . . . . . . .           77,594           69,075           100,155
  Management fees to corporate
    general partner. . . . . . . . . . . . . . . . . .            --               4,078            16,310
  Amortization of deferred expenses. . . . . . . . . .          169,682          179,153           152,013
  General and administrative . . . . . . . . . . . . .           44,688           70,907            69,896
                                                           ------------     ------------      ------------
                                                              6,514,212        5,955,584         6,464,916
                                                           ------------     ------------      ------------
          Operating earnings . . . . . . . . . . . . .        1,924,183        2,041,133         1,714,576
Venture partners' share of ventures'
  operations (note 3(b)) . . . . . . . . . . . . . . .         (969,830)      (1,037,724)         (988,465)
                                                           ------------     ------------      ------------
        Net operating earnings . . . . . . . . . . . .          954,353        1,003,409           726,111
Gain on sale of investment properties (note 6) . . . .            --               --            2,667,071
                                                           ------------     ------------      ------------
        Net earnings before extraordinary item . . . .          954,353        1,003,409         3,393,182

Extraordinary item, net of venture partner's
  share of $391,010 (note 3(b)). . . . . . . . . . . .         (391,010)           --                --
                                                           ------------     ------------      ------------

        Net earnings . . . . . . . . . . . . . . . . .     $    563,343        1,003,409         3,393,182
                                                           ============     ============      ============



                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                               1995             1994              1993
                                                           ------------     ------------      ------------
        Net earnings per limited partnership
          interest (note 1):
            Net operating earnings . . . . . . . . . .     $      50.88            53.50             38.72
            Gain on sale of investment properties. . .            --               --               146.65
            Extraordinary item, net of venture
              partner's share. . . . . . . . . . . . .           (21.50)           --                --
                                                           ------------     ------------      ------------
                Net earnings per limited
                 partnership interest. . . . . . . . .     $      29.38            53.50            185.37
                                                           ============     ============      ============




























                           See accompanying notes to consolidated financial statements.


                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficits) at
 December 31,
 1992. . . . . . $1,000    (854,049)      (260,320)   (1,113,369)   16,269,038     8,270,128   (26,790,771) (2,251,605)

Net earnings . .  --         55,715           --          55,715         --        3,337,467         --      3,337,467
Cash distribu-
 tions ($20
 per limited
 partnership
 interest) . . .  --          --           (15,004)      (15,004)       --             --        (360,100)    (360,100)
                ------     --------       --------    ----------    ----------    ----------   -----------   ---------

Balance
 (deficit) at
 December 31,
 1993. . . . . . 1,000     (798,334)      (275,324)   (1,072,658)   16,269,038    11,607,595   (27,150,871)    725,762

Net earnings . .  --         40,136           --          40,136         --          963,273         --        963,273
Cash distribu-
 tions ($5
 per limited
 partnership
 interest) . . .  --          --            (3,751)       (3,751)        --            --          (90,025)    (90,025)
                ------     --------       --------    ----------    ----------    ----------   -----------   ---------


                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                            NET                                        NET OF         NET
               CONTRI-    EARNINGS        CASH                        OFFERING     EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit) at
 December 31,
 1994. . . . . . 1,000     (758,198)      (279,075)   (1,036,273)   16,269,038    12,570,868   (27,240,896)  1,599,010

Net earnings . .  --         34,264          --           34,264         --          529,079         --        529,079
Cash distribu-
 tions ($0
 per limited
 partnership
 interest) . . .  --          --             --            --            --            --            --          --
                ------     --------       --------    ----------    ----------    ----------   -----------   ---------
Balance
 (deficit) at
 December 31,
 1995. . . . . .$1,000     (723,934)      (279,075)   (1,002,009)   16,269,038    13,099,947   (27,240,896)  2,128,089
                ======     ========       ========    ==========    ==========    ==========   ===========   =========















                              See accompanying notes to consolidated financial statements.


                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                1995            1994               1993
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . .      $   563,343        1,003,409         3,393,182
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .          670,045          572,159           637,571
    Amortization of deferred expenses. . . . . . . . .          169,682          179,153           152,013
    Venture partner's share of venture's
      operations . . . . . . . . . . . . . . . . . . .          969,830        1,037,724           988,465
    Gain on sale of investment properties. . . . . . .            --               --           (2,667,071)
    Extraordinary item, net of venture partner's
      share of $391,010. . . . . . . . . . . . . . . .          391,010            --                --
Changes in:
  Rents and other receivables. . . . . . . . . . . . .          (57,016)         (38,140)          450,858
  Escrow deposits and other assets . . . . . . . . . .          695,226         (726,959)          270,858
  Accrued rents receivable . . . . . . . . . . . . . .           (1,745)         (76,478)          (80,790)
  Accounts payable . . . . . . . . . . . . . . . . . .           (4,030)         234,852          (764,525)
  Accrued interest . . . . . . . . . . . . . . . . . .          171,665           (3,515)          (48,692)
  Other current liabilities. . . . . . . . . . . . . .            --               --              (53,697)
  Tenant security deposits . . . . . . . . . . . . . .           (3,857)         (16,489)              731
                                                            -----------      -----------       -----------
          Net cash provided by operating
            activities . . . . . . . . . . . . . . . .        3,564,153        2,165,716         2,278,903
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . .          122,949        2,561,154        (2,089,262)
  Principal payments on mortgage notes
    receivable . . . . . . . . . . . . . . . . . . . .            --               --               54,438
  Proceeds from pay-off of wrap-around
    mortgage note. . . . . . . . . . . . . . . . . . .            --               --            5,000,000
  Additions to investment properties (note 2). . . . .       (6,050,256)      (3,956,063)          (67,078)
  Payment of deferred expenses . . . . . . . . . . . .         (756,555)        (267,430)         (275,044)
  Property disposition fees. . . . . . . . . . . . . .            --               --              (86,888)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .       (6,683,862)      (1,662,339)        2,536,166
                                                            -----------      -----------       -----------



                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1995            1994               1993
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .      (15,315,700)        (459,629)       (3,736,562)
  Venture partner's contributions to venture . . . . .            --             837,500             --
  Distributions to venture partners. . . . . . . . . .            --               --             (760,000)
  Initial proceeds received on refinanced
    long-term debt (note 3(b)) . . . . . . . . . . . .       19,000,000            --                --
  Payments received from refinanced long-term
    debt holdback (note 3(b)). . . . . . . . . . . . .        5,216,809            --                --
  Restricted funds . . . . . . . . . . . . . . . . . .       (4,294,143)           --                --
  Prepayment penalty on long-term debt (note 3(b)) . .         (708,234)           --                --
  Distributions to limited partners. . . . . . . . . .            --             (90,025)         (360,100)
  Distributions to general partners. . . . . . . . . .            --              (3,751)          (15,004)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .        3,898,732          284,095        (4,871,666)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .          779,023          787,472           (56,597)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        2,047,492        1,260,020         1,316,617
                                                            -----------      -----------       -----------
          Cash and cash equivalents, end of year . . .      $ 2,826,515        2,047,492         1,260,020
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net
    of amounts capitalized of $179,853 in 1995 . . . .      $ 2,008,137        1,661,723         2,088,657
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Gain on sale in investment property (note 6):
      Cash proceeds from pay-off of wrap-around
        mortgage note. . . . . . . . . . . . . . . . .      $     --               --            5,000,000
      Reductions of other assets and liabilities . . .            --               --                  118
      Reduction in deferred gain . . . . . . . . . . .            --               --            4,863,817
      Reduction of deferred expenses . . . . . . . . .            --               --               (4,218)
      Reduction of wrap-around mortgage note
        receivable, net of discount. . . . . . . . . .            --               --           (7,192,646)
                                                            -----------      -----------       -----------
          Gain on sale of investment property. . . . .      $     --               --            2,667,071
                                                            ===========      ===========       ===========
    Non-cash extraordinary item (note 3(b)). . . . . .      $    73,786            --                --
                                                            ===========      ===========       ===========

                              See accompanying notes to consolidated financial statements.


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through a joint venture) an equity investment in a shopping center in San Jose, California. Business activities consist of rentals to a wide variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Oakridge Associates
("Oakridge") and Greenspoint Associates ("Greenspoint"). Reference is made to note 3. The effect of all transactions between the Partnership and the ventures have been eliminated in the consolidated financial statements.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:



                                                       1995                                1994
                                                     -------------------------------------------------------------
                                                             TAX BASIS
                                          GAAP BASIS        (Unaudited)       GAAP BASIS         TAX BASIS
                                         ------------       -----------      ------------       -----------
Total assets . . . . . . . . . . . .      $28,723,368         1,098,816       16,393,988           355,115
Partners' capital accounts
 (deficit) (note 5):
    General partners . . . . . . . .       (1,002,009)       (1,017,100)      (1,036,273)       (1,046,728)
    Limited partners . . . . . . . .        2,128,089         1,852,649        1,599,010         1,141,566
Net earnings
  (note 5):
    General partners . . . . . . . .           34,264            29,628           40,136            39,152
    Limited partners . . . . . . . .          529,079           711,083          963,273           939,650
Net earnings per
 limited partnership
 interest. . . . . . . . . . . . . .            29.38             39.49            53.50             52.19
                                          ===========        ==========      ===========       ===========




     The net earnings per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each year (18,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,843,594 and $1,832,040 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of commitment fees incurred in connection with the acquisition and financing of the properties along with lease commissions paid on certain of the Partnership's operating properties. Deferred loan fees and leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $25,929,734, has been calculated to have an SFAS 107 value of $25,950,291 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, either directly or through joint ventures (note 3), eight apartment complexes and four shopping centers. All of the properties have been sold or disposed of, except one shopping center (note 6). The remaining investment property owned at December 31, 1995 is operating. The cost of the remaining investment property represents the total cost to the Partnership and its venture, plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over the estimated useful lives of the various components as follows:

                                                                  YEARS
                                                                  -----
       Buildings and improvements (new)--
         straight-line or 150% declining-balance . . . . . . .     5-30
       Buildings and improvements (used)--
         125% declining-balance or
         straight-line . . . . . . . . . . . . . . . . . . . .     5-30
                                                                   ====

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership (note 4).

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived asset to be held and used whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived asset identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report this asset at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of this asset would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the impact of adopting SFAS 121, it is not anticipated that a provision for value impairment would be required for the property owned by the Partnership and its consolidated venture. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(3)  VENTURE AGREEMENTS

     The terms of the venture agreements are summarized as follows:

     (a)  General

     The Partnership at December 31, 1995 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made initial capital contributions of $3,352,642 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partner, who was the seller of the property investment being acquired made no cash contributions to the venture, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest (which is determined by arm's-length negotiations). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligation as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership has acquired, through the one remaining venture, one regional shopping mall. The joint venture partner (who was primarily responsible for constructing the property) was to contribute any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, was to retain such excesses. The venture property has been financed under the long-term debt arrangements as described in note 4.

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

     (b) Oakridge Venture

     The Partnership is a general partner in the Oakridge Associates Ltd. venture with the seller of the property.

     Pursuant to the venture agreement, beginning January 1, 1983, any net cash flow is to be and has been distributed equally to the Partnership and the seller. The Partnership has a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture.

     Venture operating profits and losses are allocated to the venture partners generally in proportion to their distributions of net cash receipts. In 1995, 1994 and 1993, profits and losses were allocated 50% to the Partnership and 50% to the venture partner. An affiliate of the venture partner manages the property pursuant to an agreement which provides for a management fee calculated at a percentage of certain types of income.

     In October 1990, the Partnership and its Oakridge venture partner finalized negotiations with the lessors to amend the ground lease at the Oakridge Mall by adding a "purchase option" provision. The price for obtaining the purchase option was $2,000,000, of which $1,250,000 was paid in March 1991 upon execution of the appropriate documents with subsequent payments of $375,000 (plus interest at 10%) in March 1992 and in March 1993. The Partnership and its venture partner funded their respective 50% shares of these costs from the cash flow of the property. The option (which may be exercised five years after the death of both lessors) provides for the price of the land to be determined by a formula related to ground rent paid during the most recent few years of the lease, and is payable in addition to the cost of the purchase option discussed above.

     Oakridge had been seeking a refinancing of the mortgage loan to provide it with funds for a proposed expansion and major remodeling of the mall. At the time of application, Oakridge was required to make a refundable deposit of $540,000 and to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to Oakridge to fund their respective 50% shares of these costs. In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds (after payoff of the existing loan including a prepayment penalty of approximately $708,000 and closing costs). These proceeds included the return of the refundable deposit of $540,000. Such refinancing resulted in an extraordinary item of $782,020 (including deferred mortgage costs and accrued interest), of which the Partnership's share is $391,010. These proceeds will be utilized for capital expenditures, including the replacement of the roof, and previously deferred maintenance at the mall and are classified as restricted funds in the accompanying consolidated balance sheet at December 31, 1995. The lender held back $8,000,000 of the loan proceeds for the construction of an expansion and remodeling of the mall which commenced in April 1995 and which has been substantially completed as of the date of this report. The venture has drawn down approximately $5,217,000 from the holdback as of December 31, 1995 (the balance of the lender holdback is classified as restricted construction loan proceeds in the consolidated balance sheet at December 31, 1995) and an additional $2,663,000 as of the date of this report. Due to the foregoing, there will be no distribution of proceeds from this refinancing. The refinanced mortgage loan bears interest at 9.19% per annum and requires monthly payments of principal and interest of $310,165 until maturity in February 1998. In addition, Oakridge has the option to extend the loan for two 3-year periods. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest (note 4).

     Nordstrom (which owned its own store) left the center in March 1995. Nordstrom has assigned, transferred and conveyed its interest in its land, building and Reciprocal Easement Agreement ("REA") to Sears Roebuck and Co. which opened its new store on October 28, 1995. The Nordstrom closing and Sears Roebuck and Co. opening did not have a significant adverse impact on the operations of the mall. The property's other anchor tenants, Montgomery Ward and R.H. Macy, are also subject to the REA. The REA requirement for each anchor tenant to operate a department store under it's specific name expired in August 1993 and in addition, the REA requirement for each anchor tenant to operate a department store under any name expires in August 1998. Due to recent developments, including the opening of Sears in the former Nordstrom store and commencement of Macy's renovation work (both in October 1995), the Partnership and its joint venture partner have decided not to continue to pursue extensions of the operating covenants in the REA until such time, if ever, that negotiations for such extensions are deemed to be in the best interest of Oakridge.

     (c)  Greenspoint Venture (North Chase Apartments)

     The Partnership was a general partner in the Greenspoint Associates venture with the sellers of the property.

     In January 1993, the Partnership reached an out-of-court settlement with American Pacific Properties Incorporated who had filed a lawsuit against the Partnership, JMB Realty Corporation, Greenspoint Associates and others for breach of contract, misrepresentation, fraud and unfair deceptive trade practices relating to negotiations for the sale of the North Chase Apartments. The Plaintiff, as a former potential purchaser, had been seeking (among other things) approximately $2.8 million in compensatory damages, punitive damages and attorneys' fees. In exchange for Partnership payments totalling $300,000, the Partnership received from the plaintiff a full release from the lawsuit.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and
1994:
                                              1995              1994
                                          -----------       -----------
9.178% mortgage note; secured
 by the Oakridge Mall shopping
 center in San Jose, California;
 balance payable in monthly
 installments of $149,187
 (including interest); refinanced
 in February, 1995 by the
 loan described immediately
 below (a) . . . . . . . . . . . . .      $    --           14,245,434

9.19% mortgage note; secured
 by the Oakridge Mall Shopping
 Center in San Jose, California;
 balance payable in monthly
 installments of $310,165
 (including interest) until
 maturity in February 1998
 (note 3(b)) . . . . . . . . . . . .       25,929,734            --

     Less current portion of
       long-term debt  . . . . . . .        1,396,898          503,634
                                          -----------      -----------

     Total long-term debt. . . . . .      $24,532,836       13,741,800
                                          ===========      ===========

     (a) This mortgage note also provided for additional annual interest ($0 in 1995, $327,594 in 1994 and $308,106 in 1993) based on a percentage of the amount that certain types of rental income from the property exceed specified base amounts.

     (b)  Five year maturities of long-term debt are summarized as follows:

                     1996. . . . . . . . . . .     $ 1,396,898
                     1997. . . . . . . . . . .       1,530,821
                     1998. . . . . . . . . . .      23,002,015
                     1999. . . . . . . . . . .          --
                     2000. . . . . . . . . . .          --
                                                   ===========


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties will be allocated to the General Partners in an amount equal to the greater of any cash distributions of the proceeds of any such sale or refinancing (as described below) or 1% of the profits from the sale or refinancing. Losses from the sale or refinancing of investment properties will be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 6% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1978. The Limited Partners have received cash distributions that satisfied the requirements in (i) and (ii) above.


(6)  WALNUT BEND APARTMENT COMPLEX

     During 1983, the Partnership sold the land and related improvements of the Walnut Bend Apartment complex for $10,157,500. The sales price consisted of $100,000 in cash and a $10,057,500 purchase price wrap-around mortgage note secured by the property.

     Due to continuing operating difficulties encountered by the buyer, and the weak rental market in Texas, the Partnership determined that it was unlikely that the Partnership would collect all past due or future payments under the mortgage note, and agreed to a pay-off of the note at a substantial discount. On December 13, 1993, the Partnership received approximately $5,000,000 of which approximately $3,300,000 was used to pay-off the underlying mortgage note. The Partnership received net proceeds of approximately $1,700,000 which represented a discounted pay-off in full satisfaction of the wrap-around mortgage note as discussed above.


     For financial reporting purposes, the sale was being accounted for by the installment method whereby the gain on sale of $5,877,457 (net of a $1,400,000 discount on the mortgage note receivable) was recognized as collections of principal were received. Gain recognized in 1993 (due to the discounted payoff) aggregated $2,667,071. No reserve for collectibility had been established due to the deferred gain (resulting from the sale) exceeding the net equity in the wrap-around mortgage note receivable. For financial reporting purposes, interest income had been recognized when received.


(7)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership and its consolidated venture's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases with shopping center tenants range from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments including amounts representing executory costs (e.g.,taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements relating to the shopping center, are as follows:

                   1996. . . . . . . . . .    $ 5,111,352
                   1997. . . . . . . . . .      4,926,970
                   1998. . . . . . . . . .      4,643,154
                   1999. . . . . . . . . .      3,999,145
                   2000. . . . . . . . . .      3,314,996
                   Thereafter. . . . . . .     10,335,741
                                              -----------
                       Total . . . . . . .    $32,331,358
                                              ===========

     Additional contingent rent (based on sales by property tenants) included in rental income was as follows:

                   1993. . . . . . . . . .       $395,703
                   1994. . . . . . . . . .        504,931
                   1995. . . . . . . . . .        115,566
                                                 ========

     (b) As Property Lessee

     The following lease agreement has been determined to be an operating lease.

     The Oakridge venture owns a net leasehold interest in the land underlying the San Jose, California shopping center expiring August 31, 2008, subject to renewal for twelve five-year periods. The lease provides for an annual base rent of $203,357. The lease provides that the venture pays real estate taxes applicable to the leased land and the improvements situated thereon. The lease also provides for additional annual percentage rent based upon the operations of the shopping center. In October 1990, the Partnership and the joint venture partner finalized negotiations with the lessor to amend the ground lease at Oakridge Mall by adding a "purchase option" provision. See note 3(b).

     Minimum rental expense for 1995, 1994 and 1993 under the above operating lease was $203,357 in each year. Additional rental expense under the above operating lease was $696,896, $764,627 and $692,629 for 1995, 1994 and 1993, respectively.

     Future minimum rental commitments under the lease are as follows:

                   1996. . . . . . . . . .       $   203,357
                   1997. . . . . . . . . .        203,357
                   1998. . . . . . . . . .        203,357
                   1999. . . . . . . . . .        203,357
                   2000. . . . . . . . . .        203,357
                   Thereafter. . . . . . .      1,559,070
                                               ----------
                                               $2,575,855
                                               ==========




(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                   1995            1994           1993            1995
                                                 -------          ------        --------     --------------
Management fees to corporate
 general partner . . . . . . . . . . . .         $  --             4,078          16,310             --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . . . . .          10,445          11,820          12,359            3,763
                                                 -------          ------        --------            -----

                                                 $10,445          15,898          28,669            3,763
                                                 =======          ======        ========            =====



     The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date. All such fees, which total $940,488, were paid as of December 31, 1995.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners.





                                                                                                 SCHEDULE III

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995



                                                                          GROSS AMOUNT AT WHICH CARRIED
                                  INITIAL COST TO                            AT CLOSE OF PERIOD (B)
                                  PARTNERSHIP (A)        --------------------------------------------------------
                             -------------------------       COSTS
                               LAND AND    BUILDINGS      CAPITALIZED       LAND AND     BUILDINGS
                               LEASEHOLD     AND           SUBSEQUENT       LEASEHOLD       AND
                ENCUMBRANCE    INTERESTS  IMPROVEMENTS   TO ACQUISITION     INTERESTS   IMPROVEMENTS    TOTAL (C)
                -----------   ----------- ------------  ---------------     ----------  ------------  -----------
SHOPPING
 CENTER:
  San Jose,                                                                     (E)
  California    $25,929,734           (E)   17,952,393       15,298,619      2,179,147    31,071,865   33,251,012
                ===========       =======   ==========       ==========     ==========    ==========   ==========



                                                                                     SCHEDULE III - CONTINUED

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1995
                                     ACCUMULATED             DATE OF      DATE         OPERATIONS     REAL ESTATE
                                    DEPRECIATION(D)       CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                   ----------------       ------------ ----------   ---------------   -----------
SHOPPING
 CENTER:
  San Jose,
  California . . . . . . . . . . . .    17,370,504          1978         10-15-77        5-35 years      537,421
                                        ==========                                                       =======

------------------

Notes:
        (A)  The initial cost represents the original purchase price of the properties.
        (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes is $33,270,474.


                                                                                     SCHEDULE III - CONTINUED

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

          (C)   Reconciliation of real estate carrying costs:

                                                                1995              1994               1993
                                                            ------------      ------------      ------------

                    Balance at beginning of period . . .    $ 27,200,756        23,244,693        23,177,615
                    Additions during period. . . . . . .       6,050,256         3,956,063            67,078
                                                            ------------       -----------       -----------
                    Balance at end of period . . . . . .    $ 33,251,012        27,200,756        23,244,693
                                                            ============       ===========       ===========

          (D)  Reconciliation of accumulated depreciation:

                    Balance at beginning of period . . .    $ 16,700,459        16,128,300        15,490,729
                    Provision for current period . . . .         670,045           572,159           637,571
                                                            ------------       -----------        ----------
                    Balance at end of period . . . . . .    $ 17,370,504        16,700,459        16,128,300
                                                            ============       ===========        ==========

          (E)  Property operated under ground lease; see Note 7(b).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1995 and 1994.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired all of the partnership interests in Realty Associates - VII, L.P., the Associate General Partner, and elected to continue the business of Realty Associates - VII, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive officer and certain other officers of the Corporate General Partner are as follows:



                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------
Judd D. Malkin             Chairman                         5/03/71
                           Director                         5/03/71
                           Chief Financial Officer          2/22/96
Neil G. Bluhm              President                        5/03/71
                           Director                         5/03/71
Burton E. Glazov           Director                         7/01/71
Stuart C. Nathan           Executive Vice President         5/08/79
                           Director                         3/14/73
A. Lee Sacks               Director                         5/09/88
John G. Schreiber          Director                         3/14/73
H. Rigel Barber            Executive Vice President         1/02/87
                           Chief Executive Officer          8/01/93
Glenn E. Emig              Executive Vice President         1/01/93
                           Chief Operating Officer          1/01/95
Gary Nickele               Executive Vice President         1/01/92
                           General Counsel                  2/27/84
Gailen J. Hull             Senior Vice President            6/01/88
Howard Kogen               Senior Vice President            1/02/86
                           Treasurer                        1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income Properties-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, LTD. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) ("Arvida") and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following
real estate limited partnerships:   Carlyle-IX, Carlyle-X, Carlyle-XI,
Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5 and 8 filed with this annual report for a description of such distributions and allocations. In 1995, 1994 and 1993, the General Partners received distributions of $0, $3,751 and $15,004, respectively, and a management fee of $0, $4,078 and $16,310, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $29,628 in 1995.

     JMB Realty Corporation ("JMB"), the Corporate General Partner, has earned fees aggregating $940,488 in connection with the sales of the Place II Apartments located in Phoenix, Arizona, the Wakefield Apartments located in Marietta, Georgia, the Walnut Bend Apartments located in Dallas, Texas, the Shadowridge of San Antonio Apartments located San Antonio, Texas, the Bush River Mall Shopping Center located in Columbia, South Carolina, the Spice Island Apartments located in Houston, Texas, the Bellfort II Apartments located in Houston, Texas and the Windridge Apartments located in Dallas, Texas.

    The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date which total $940,488, all of which were paid as of December 31, 1995.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was reimbursed for such out-of-pocket expenses in the amount of $10,445 (all of which were paid as of December 31, 1995).

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10 and Exhibit 21 hereto.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL                        PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                            OF CLASS
--------------                 ----------                      -----------------                    --------
Limited Partnership
  Interests                    Liquidity Fund                  1,307.75 Interests indirectly        7.26%
                               Investment Corporation          (as investment manager or,
                               1900 Powell Street,             through affiliated entities,
                               Suite 730                       general partner of 5 separate
                               Emeryville, California          investment funds)
                               94608

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:
                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL                        PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                            OF CLASS
--------------                 ----------                      -----------------                    --------
Limited Partnership
  Interests                    JMB Realty Corporation           5 Interests directly                Less than 1%
Limited Partnership
  Interests                    Corporate General Partner,      15 Interests directly (1)            Less than 1%
                               its officers and
                               directors and the
                               Associate General
                               Partner as a group

     (1)  Includes 10 Interests owned by officers or their relatives for which each officer has investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

         (1) Financial Statements (See Index to Financial Statements filed with this annual report).

         (2)  Exhibits

              3-A.*   The Prospectus of the Partnership dated October 17,
1977, as supplemented on December 5, 1977, January 16, 1978 and March 28, 1978, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 5-12, 85-87, 93, A-6 to A-7 and A-9 to A-14 are incorporated herein by reference.

              3-B.*   Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, and which agreement is hereby incorporated herein by reference.

              4-A.    Secured promissory note #1 dated February 15, 1995
in the amount of $23,900,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11,
1995).

              4-B.    Secured promissory note #2 dated February 15, 1995
in the amount of $3,100,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11,
1995).

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

              21.     List of Subsidiaries.

              24.     Powers of Attorney

              27.     Financial Data Schedule
----------

     * Previously filed as Exhibit 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1993 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-8915) filed on March 25, 1994 and hereby incorporated herein by reference.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By      Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 25, 1996

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1996

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1996

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 25, 1996


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1996

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1996

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan,
                         Executive Vice President and Director
                 Date:   March 25, 1996

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 25, 1996


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                               EXHIBIT INDEX



                                                   DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----

3-A.       Pages 5-12, 85-87, 93, A-6
           to A-7 and A-9 to A-14 of
           the Prospectus of the
           Partnership dated October 17,
           1977                                       Yes

3-B.       Amended and Restated Agreement
           of Limited Partnership                     Yes

4-A.       Secured Promissory Note #1
           secured by Oakridge Mall
           in San Jose, California                    Yes

4-B.       Secured Promissory Note #2
           secured by Oakridge Mall
           in San Jose, California                    Yes

10-A.      Acquisition documents relating
           to the purchase by the
           Partnership of an interest
           in Oakridge Mall in San Jose,
           California, are hereby
           incorporated herein by reference
           to the Partnership's Registration
           Statement on Form S-11 (File
           No. 2-59231) dated October 17,
           1977 as amended                            Yes

10-B.      Closing statement relating to the
           refinancing by Oakridge Associates,
           Ltd. of Oakridge Mall located in
           San Jose, California                       Yes

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No

27.        Financial Data Schedule                    No