Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1996-05-15
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996   Commission file number 0-8915




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



                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .     9



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    10

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    11





PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,710,597      2,826,515
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .        4,347,268      4,294,143
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          175,668        454,591
  Restricted construction loan proceeds . . . . . . . . . . . . . . . .          428,667      2,783,191
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . . .          409,144        273,086
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       10,071,344     10,631,526
                                                                            ------------    -----------

Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,179,147      2,179,147
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       31,800,438     31,071,865
                                                                            ------------    -----------
                                                                              33,979,585     33,251,012
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       17,599,891     17,370,504
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .       16,379,694     15,880,508

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,327,208      1,363,945
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          818,996        810,110
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .            --            37,279
                                                                            ------------    -----------

                                                                            $ 28,597,242     28,723,368
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $  1,429,239      1,396,898
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,363,147      1,302,198
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          195,995        198,578
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .        2,988,381      2,897,674

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           48,824         61,249
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       24,163,168     24,532,836
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       27,200,373     27,491,759

Venture partner's subordinated equity in venture. . . . . . . . . . . .          182,225        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (720,393)      (723,934)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (279,075)      (279,075)
                                                                            ------------    -----------
                                                                                (998,468)    (1,002,009)
                                                                            ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       13,184,970     13,099,947
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (27,240,896)   (27,240,896)
                                                                            ------------    -----------
                                                                               2,213,112      2,128,089
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .        1,214,644      1,126,080
                                                                            ------------    -----------
                                                                            $ 28,597,242     28,723,368
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,876,364      1,696,456
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,076         33,241
                                                                             -----------     ----------
                                                                               1,981,440      1,729,697
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .          595,582        521,657
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          229,387        159,225
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .          863,945        873,735
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           23,228         47,920
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           44,773         37,157
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           21,983         15,919
                                                                             -----------     ----------
                                                                               1,778,899      1,655,613
                                                                             -----------     ----------
       Operating earnings (losses). . . . . . . . . . . . . . . . . . .          202,542         74,084
Venture partner's share of venture's operations . . . . . . . . . . . .         (113,975)       (68,568)
                                                                             -----------     ----------
       Net operating earnings (losses) before extraordinary item. . . .           88,567          5,516
Extraordinary item:
  Prepayment penalty and deferred mortgage expense on
    refinanced long-term debt, net of venture partner's
    share of $391,010 . . . . . . . . . . . . . . . . . . . . . . . . .            --          (391,010)
                                                                             -----------     ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .      $    88,567       (385,494)
                                                                             ===========     ==========
       Net earnings (loss) per limited partnership interest:
           Net operating earnings (loss). . . . . . . . . . . . . . . .      $      4.72           2.48
           Extraordinary item . . . . . . . . . . . . . . . . . . . . .            --            (23.03)
                                                                             -----------     ----------
           Net earnings (loss). . . . . . . . . . . . . . . . . . . . .      $      4.72         (20.55)
                                                                             ===========     ==========
       Cash distributions per limited partnership interest. . . . . . .      $     --             --
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                  1996            1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    88,567        (385,494)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       229,387         159,225
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        44,773          37,157
    Venture partner's share of venture's operations . . . . . . . . . . . .       113,975          68,568
    Extraordinary item, net of venture partner's share of $391,010. . . . .         --            391,010
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       278,923         140,948
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .      (136,058)        374,780
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (8,886)        (12,038)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,948          82,568
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,583)         97,029
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --            133,254
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (12,425)         (8,966)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       656,621       1,078,041
                                                                             ------------     -----------
Cash flows from investing activities:
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . . .     2,354,524           --
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (53,126)          --
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (1,502,590)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (728,573)       (260,070)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .        (8,036)       (244,805)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     1,564,789      (2,007,465)
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (337,328)    (14,348,824)
  Initial proceeds received from refinanced long-term debt. . . . . . . . .         --         19,000,000
  Prepayment penalty on long-term debt. . . . . . . . . . . . . . . . . . .         --           (708,234)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (337,328)      3,942,942
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .     1,884,082       3,013,518

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     2,826,515       2,047,492
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  4,710,597       5,061,010
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    598,165         424,628
                                                                             ============     ===========
  Non-cash extraordinary item . . . . . . . . . . . . . . . . . . . . . . .  $      --             73,786
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

     Certain reclassifications have been made to the 1995 Financial Statements in order to conform with the 1996 presentation.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                   ------      ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $4,991       8,748          --
                                   ======      ======         =====


OAKRIDGE VENTURE

     During 1996, the venture substantially completed the renovation and remodel of the mall. As a result, approximately $2,300,000 of excess proceeds from the refinancing was released from escrow by the lender. Remaining loan proceeds of $4,347,268 have been classified as restricted. These proceeds will be utilized for capital expenditures, including the replacement of the roof, and previously deferred maintenance at the mall.

     The $1,700,000 Macy's remodeling project has been completed.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     Cash and cash equivalents of approximately $3,000,000 and restricted cash of $4,775,935 are retained by Oakridge venture at March 31, 1996.
Such cash and restricted funds will be retained by the venture until requirements for operating reserves, repairs and deferred maintenance projects can be more accurately determined by the joint venture. Upon determining necessary reserves to cover such projects, the venture will distribute any remaining proceeds to the partners equally pursuant to the terms of the Venture agreement. Accordingly, the ultimate source of future liquidity of the partnership and distributions to partners is expected to come from the sale of the remaining investment property.

     After reviewing the remaining property and its competitive marketplace, and considering the mall renovation which has been substantially completed in early 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents, the decrease in the restricted construction loan proceeds (to be used for the mall expansion and remodeling project) and the increase in buildings and improvements is due to the completion of the mall expansion at the Oakridge investment property during 1996.

     The decrease in rents and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rent from tenants at the Oakridge investment property.

     The increase in escrow deposits and other assets at March 31, 1996 as compared to December 31, 1995 is primarily due to the payment of monthly real estate tax deposits into an escrow account.

     The increase in rental income and venture partner's share of venture's operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to a reversal of an over accrual of overage rent at the Oakridge investment property recognized during the three month period ending March 31, 1995.

     The increase in interest income and mortgage and other interest expense for the three months ended March 31, 1996 is primarily due to refinancing of the mortgage debt and establishment of required escrow accounts at the Oakridge investment property during 1995.

     The increase in depreciation expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the capital additions incurred in 1995 and 1996 at the Oakridge Mall investment property.

     The extraordinary item, net of venture partner's share, is due to the retirement of indebtedness related to the refinancing of the mortgage debt at the Oakridge investment property in February, 1995.



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .        91%       91%        90%       88%     88%





PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3-A.  The Prospectus of the Partnership dated October 17,
1977, as supplemented on December 5, 1977, January 16, 1978 and March 28, 1978, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1993 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-8915) filed on March 25, 1994.

            3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, and which agreement is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for December 31, 1993 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-8915) filed on March 25, 1994.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996