Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1996-08-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996       Commission file number 0-8915




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





                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .     10



PART II     OTHER INFORMATION


Item 5.     Other Information . . . . . . . . . . . . . . . . .     12

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     13




PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS
                                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                   (UNAUDITED)


                                                     ASSETS
                                                     ------
                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1996           1995
                                                                               -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $  9,460,263      2,826,515
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         4,294,143
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .            261,056        454,591
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . .              --         2,783,191
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .            270,188        273,086
                                                                                ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . .          9,991,507     10,631,526
                                                                                ------------    -----------

Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,179,147      2,179,147
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .         31,720,995     31,071,865
                                                                                ------------    -----------
                                                                                  33,900,142     33,251,012
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .         17,838,947     17,370,504
                                                                                ------------    -----------
        Total investment property, net of accumulated depreciation. . . .         16,061,195     15,880,508

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,348,850      1,363,945
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .            817,833        810,110
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . . .              --            37,279
                                                                                ------------    -----------

                                                                                $ 28,219,385     28,723,368
                                                                                ============    ===========

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       $  1,462,328      1,396,898
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .            674,623      1,302,198
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .            193,352        198,578
                                                                                ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . . .          2,330,303      2,897,674

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .             46,319         61,249
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .         23,784,941     24,532,836
                                                                                ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .         26,161,563     27,491,759

Venture partner's subordinated equity in venture. . . . . . . . . . . . .            525,120        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .              1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . .           (707,670)      (723,934)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .           (279,075)      (279,075)
                                                                                ------------    -----------
                                                                                    (985,745)    (1,002,009)
                                                                                ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . .         16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . .         13,490,305     13,099,947
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (27,240,896)   (27,240,896)
                                                                                ------------    -----------
                                                                                   2,518,447      2,128,089
                                                                                ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . . .          1,532,702      1,126,080
                                                                                ------------    -----------
                                                                                $ 28,219,385     28,723,368
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




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1996           1995          1996           1995
                                                      -----------     ----------    ----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .   $ 2,363,262      1,866,299     4,239,626      3,562,755
  Interest income . . . . . . . . . . . . . . . . .       154,153         40,157       259,229         73,398
                                                      -----------     ----------    ----------     ----------
                                                        2,517,415      1,906,456     4,498,855      3,636,153
                                                      -----------     ----------    ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       582,643        616,435     1,178,225      1,138,092
  Depreciation. . . . . . . . . . . . . . . . . . .       239,056        159,225       468,443        318,450
  Property operating expenses . . . . . . . . . . .       956,591        626,381     1,820,536      1,500,116
  Professional services . . . . . . . . . . . . . .        12,510          9,788        35,738         57,708
  Amortization of deferred expenses . . . . . . . .        40,022         37,157        84,795         74,314
  General and administrative. . . . . . . . . . . .        25,643         17,973        47,626         33,892
                                                      -----------     ----------    ----------     ----------
                                                        1,856,465      1,466,959     3,635,363      3,122,572
                                                      -----------     ----------    ----------     ----------
       Operating earnings (losses). . . . . . . . .       660,950        439,497       863,492        513,581

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . .      (342,895)      (214,438)     (456,870)      (283,006)
                                                      -----------     ----------    ----------     ----------
       Net operating earnings (losses)
         before extraordinary item. . . . . . . . .       318,055        225,059       406,622        230,575

Extraordinary item:
  Prepayment penalty and deferred mortgage
    expense on refinanced long-term debt,
    net of venture partner's share of $391,010. . .         --             --            --          (391,010)
                                                      -----------     ----------    ----------     ----------
       Net earnings (loss). . . . . . . . . . . . .   $   318,055        225,059       406,622       (160,435)
                                                      ===========     ==========    ==========     ==========

       Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . . . .   $     16.96          12.00         21.68          12.29
           Extraordinary item . . . . . . . . . . .         --             --            --            (21.50)
                                                      -----------     ----------    ----------     ----------

           Net earnings (loss). . . . . . . . . . .   $     16.96          12.00         21.68          (9.21)
                                                      ===========     ==========    ==========     ==========

       Cash distributions per limited
         partnership interest . . . . . . . . . . .   $     --             --            --             --
                                                      ===========     ==========    ==========     ==========






















                          See accompanying notes to consolidated financial statements.




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   (UNAUDITED)

                                                                                      1996            1995
                                                                                 ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   406,622        (160,435)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       468,443         318,450
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .        84,795          74,314
    Venture partner's share of venture's operations . . . . . . . . . . . . . .       456,870         283,006
    Extraordinary item, net of venture partner's share of $391,010. . . . . . .         --            391,010
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . .       193,535         238,016
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . . . .         2,898         254,454
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        (7,723)        (16,573)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (627,575)        536,298
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,226)         94,617
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .         --            266,508
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .       (14,930)        (15,715)
                                                                                 ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . . . .       957,709       2,263,950
                                                                                 ------------     -----------
Cash flows from investing activities:
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . . . . .     2,783,191      (6,868,262)
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,294,143           --
  Net sales and maturities (purchases) of short-term investments. . . . . . . .         --         (1,428,599)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . . . .      (649,130)     (1,672,152)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . .       (69,700)       (306,774)
                                                                                 ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . . . .     6,358,504     (10,275,787)
                                                                                 ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .      (682,465)    (14,663,768)
  Initial proceeds received from refinanced long-term debt. . . . . . . . . . .         --         27,000,000
  Prepayment penalty on long-term debt. . . . . . . . . . . . . . . . . . . . .         --           (708,234)
                                                                                 ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . . . .      (682,465)     11,627,998
                                                                                 ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . . . .     6,633,748       3,616,161

          Cash and cash equivalents, beginning of year. . . . . . . . . . . . .     2,826,515       2,047,492
                                                                                 ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $  9,460,263       5,663,653
                                                                                 ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .  $  1,183,451       1,043,475
                                                                                 ============     ===========
  Non-cash extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . .  $      --            155,826
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

                          JUNE 30, 1996 AND 1995

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


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 are as follows:

                                                              Unpaid at
                                                              June 30,
                                      1996        1995          1996
                                     ------      ------     -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . . .      $5,503       9,312          846
                                     ======      ======         ====


OAKRIDGE VENTURE

     During 1996, the venture completed the renovation and remodel of the mall. As a result, approximately $2,800,000 of excess proceeds from the refinancing was released from escrow by the lender. Additionally, after the venture's review of the requirements for operating reserves, repairs and deferred maintenance projects the venture concluded that the remaining loan proceeds of $4,534,872, need no longer be classified as restricted funds.

     The $1,700,000 Macy's remodeling project has been completed.

     As a result of the completion of these significant projects, occupancy at the property increased to 92% during the quarter.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 782 Interests in the Partnership at $400 and $335, respectively, per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. In June, one such offer expired. Approximately 128 Interests were purchased by such unaffiliated third parties pursuant to such offers. Subsequent to the end of the quarter, an additional unaffiliated third party commenced an unsolicited tender offer to purchase up to 882 Interests in the Partnership at $475 per Interest. As of the date of this report, the Partnership has not issued its recommendation on this new offer and such offer remains outstanding. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offers and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     Oakridge venture had cash and cash equivalents of approximately $7,534,000 at June 30, 1996. In July 1996, Oakridge venture distributed $5,400,000 (of which the Partnership's share was $2,700,000) of such cash. The remaining cash will be retained by the venture for operating reserves, repairs and deferred maintenance projects. Accordingly, the ultimate source of future liquidity of the Partnership and distributions to partners is expected to come from the sale of the remaining investment property.

     After reviewing the remaining property and its competitive marketplace, and considering the mall renovation which was completed in 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents, the decrease in the restricted construction loan proceeds (originally intended to be used for the mall expansion and remodeling project), restricted funds and accounts payable and the increase in buildings and improvements is primarily due to the completion of the mall expansion at the Oakridge investment property during 1996.

     The decrease in rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rent from tenants at the Oakridge investment property.

     The increase in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to increased occupancy (permanent and temporary tenants) and increased sales at the Oakridge investment property. The increase is also due to a reversal of an over accrual of overage rent in 1995.

     The increase in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 and the increase in mortgage and other interest expense for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to refinancing of the mortgage debt and establishment of required escrow accounts at the Oakridge investment property during 1995.

     The increase in depreciation expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the capital additions incurred in 1995 and 1996 at the Oakridge Mall investment property.

     The increase in property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to increased land rental expense and increased occupancy at the Oakridge investment property.

     The increase in venture partner's share of venture's operations for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to increased operating earnings at the Oakridge investment property.

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

                                                    1995                                  1996
                                     -------------------------------------     ------------------------------
                                       At         At         At        At       At       At      At       At
                                      3/31       6/30       9/30     12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----     -----     ----     ----   -----    -----

1. Oakridge Mall
    San Jose, California. . . .        91%        91%        90%       88%      88%      92%







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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: August 9, 1996