Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1996-11-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file number 0-8915




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,356,931      2,826,515
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .            --         4,294,143
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          301,341        454,591
  Restricted construction loan proceeds . . . . . . . . . . . . . . . .            --         2,783,191
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . . .          382,169        273,086
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        5,040,441     10,631,526
                                                                            ------------    -----------

Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,179,147      2,179,147
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       31,771,137     31,071,865
                                                                            ------------    -----------
                                                                              33,950,284     33,251,012
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       18,081,451     17,370,504
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .       15,868,833     15,880,508

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,342,369      1,363,945
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          855,751        810,110
Venture partner's deficit in venture. . . . . . . . . . . . . . . . . .        2,124,087         37,279
                                                                            ------------    -----------

                                                                            $ 25,231,481     28,723,368
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $  1,496,183      1,396,898
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          944,743      1,302,198
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          190,648        198,578
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .        2,631,574      2,897,674

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           52,814         61,249
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       23,397,958     24,532,836
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       26,082,346     27,491,759

Venture partner's subordinated equity in venture. . . . . . . . . . . .          105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (701,321)      (723,934)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (676,244)      (279,075)
                                                                            ------------    -----------
                                                                              (1,376,565)    (1,002,009)
                                                                            ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       13,642,654     13,099,947
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (29,491,521)   (27,240,896)
                                                                            ------------    -----------
                                                                                 420,171      2,128,089
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .         (956,394)     1,126,080
                                                                            ------------    -----------
                                                                            $ 25,231,481     28,723,368
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------    ----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . $  1,992,723     1,937,262     6,232,349     5,500,017
  Interest income . . . . . . . . . . . . . . . .      106,006       291,606       365,235       365,004
                                                   -----------    ----------    ----------    ----------
                                                     2,098,729     2,228,868     6,597,584     5,865,021
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      577,321       615,790     1,755,546     1,753,882
  Depreciation. . . . . . . . . . . . . . . . . .      242,504       159,225       710,947       477,675
  Property operating expenses . . . . . . . . . .      896,668       813,916     2,717,204     2,341,794
  Professional services . . . . . . . . . . . . .        8,824         --           44,562        54,594
  Amortization of deferred expenses . . . . . . .       36,738        37,156       121,533       111,470
  General and administrative. . . . . . . . . . .       21,654         8,035        69,280        17,279
                                                   -----------    ----------    ----------    ----------
                                                     1,783,709     1,634,122     5,419,072     4,756,694
                                                   -----------    ----------    ----------    ----------
       Operating earnings (losses). . . . . . . .      315,020       594,746     1,178,512     1,108,327

Venture partner's share of
  venture's operations. . . . . . . . . . . . . .     (156,322)     (286,194)     (613,192)     (569,200)
                                                   -----------    ----------    ----------    ----------
       Net operating earnings (losses)
         before extraordinary item. . . . . . . .      158,698       308,552       565,320       539,127

Extraordinary item:
  Prepayment penalty and deferred mortgage
    expense on refinanced long-term debt,
    net of venture partner's share of $391,010. .        --            --            --         (391,010)
                                                   -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $   158,698       308,552       565,320       148,117
                                                   ===========    ==========    ==========    ==========

       Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . . .  $     8.46          16.45         30.14         28.75
           Extraordinary item . . . . . . . . . .        --            --            --           (21.50)
                                                   -----------    ----------    ----------    ----------

           Net earnings (loss). . . . . . . . . .  $     8.46          16.45         30.14          7.25
                                                   ===========    ==========    ==========    ==========

       Cash distributions per limited
         partnership interest . . . . . . . . . .  $   125.00          --           125.00         --
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                  1996            1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    565,320         148,117
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       710,947         477,675
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       121,533         111,470
    Venture partner's share of venture's operations . . . . . . . . . . . .       613,192         569,200
    Extraordinary item, net of venture partner's share of $391,010. . . . .         --            391,010
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       153,250         131,433
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .      (109,083)        384,311
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (45,641)          6,766
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (357,455)        574,583
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,930)         92,150
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --            135,921
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (8,435)          1,397
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,635,698       3,024,033
                                                                             ------------     -----------
Cash flows from investing activities:
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . . .     2,783,191           --
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,294,143           --
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            122,949
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (699,272)     (3,877,058)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .       (99,957)       (358,630)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     6,278,105      (4,112,739)
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .    (1,035,593)    (14,986,003)
  Initial proceeds received from refinanced long-term debt. . . . . . . . .         --         19,000,000
  Payments received from refinanced long-term debt holdback . . . . . . . .         --          2,989,018
  Prepayment penalty on long-term debt. . . . . . . . . . . . . . . . . . .         --           (708,234)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .    (2,700,000)          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (397,169)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .    (2,250,625)          --
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (6,383,387)      6,294,781
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .     1,530,416       5,206,075

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     2,826,515       2,047,492
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  4,356,931       7,253,567
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,763,476       1,661,732
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Non-cash extraordinary item . . . . . . . . . . . . . . . . . . . . . .  $      --            155,826
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 Financial Statements have been reclassified in order to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 are as follows:
                                                           Unpaid at
                                                         September 30,
                                    1996        1995         1996
                                   ------      ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $5,755      11,170         846
                                   ======      ======        ====


OAKRIDGE VENTURE

     During 1996, the venture completed the renovation and remodel of the mall. As a result, approximately $2,800,000 of excess proceeds from the refinancing was released from escrow by the lender. Additionally, after the venture's review of the requirements for operating reserves, repairs and deferred maintenance projects, the venture concluded that the remaining loan proceeds of $4,534,872 need no longer be classified as restricted funds.

     The $1,700,000 Macy's remodeling project has been completed.

     As a result of the completion of these significant projects, occupancy at the property increased to 94% during the quarter.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 882 Interests in the Partnership for amounts ranging from $335 to $475, per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. All such offers have expired. Approximately 213 Interests were purchased by such unaffiliated third parties pursuant to such offers. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

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

     In July 1996, Oakridge venture distributed $5,400,000 (of which the Partnership's share was $2,700,000) of previously restricted funds (as discussed above). Subsequently, in August 1996, the Partnership distributed $2,250,625 ($125 per Interest) to the Limited Partners and $397,169 to the General Partners of such refinancing proceeds. The Oakridge venture had cash and cash equivalents of approximately $2,385,000 at September 30, 1996. In October 1996, Oakridge venture distributed an additional $1,000,000 (of which the Partnership's share was $500,000). The remaining cash is expected to be retained by the venture for anticipated short-term operating reserves at the property. Accordingly, the ultimate source of future liquidity of the Partnership and distributions to partners is expected to come from the sale of the remaining investment property.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents, the decrease in the restricted construction loan proceeds (originally intended to be used for the mall expansion and remodeling project), restricted funds and accounts payable and the increase in buildings and improvements at September 30, 1996 as compared to December 31, 1996 is primarily due to the completion of the mall expansion at the Oakridge investment property during 1996. In addition, venture partner's deficit in venture increased during the period under comparison primarily as a result of the Oakridge venture distribution discussed above.

     The decrease in rents and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rent from tenants at the Oakridge investment property.

     The increase in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to increased occupancy (permanent and temporary tenants) and increased sales at the Oakridge investment property. The increase for the nine months ended September 30, 1996 is also due to a reversal of an over-accrual of overage rent in 1995.

     The decrease in interest income for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily due to a decrease in the amount of cash available for short-term investments as a result of Oakridge venture distributions made to its partners in July 1996 and the subsequent distribution by the Partnership of $2,647,794 to its Partners.

     The increase in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the capital additions incurred in 1995 and 1996 at the Oakridge Mall investment property.

     The increase in property operating expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to increased land rental expense and increased occupancy at the Oakridge investment property.

     The decrease in venture partner's share of venture's operations for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily due to the decrease in interest income and increase in depreciation expense discussed above. The increase in venture partner's share of venture's operations for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the increase in rental income which had a greater impact than the changes in interest income and depreciation expense, discussed above.

     The extraordinary item, net of venture partner's share, is due to the retirement of indebtedness related to the refinancing of the mortgage debt at the Oakridge investment property in February, 1995.

     The increase in general and administrative expenses for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995 is attributable primarily to the recognition of costs for certain outsourcing services and the timing of the recognition of certain printing costs in 1996.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .        91%       91%        90%       88%     88%      92%     94%







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

            27.   Financial Data Schedule

      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.




                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996