Form 10-Q/A
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1996-11-25
CIK 215371

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

                            AMENDMENT NO. 1


           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 0-8915                         No. 36-2875192




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

     Item 6.  Exhibits and Reports on Form 8-K.  Page 13
              (and exhibits thereto)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  November 25, 1996






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

            3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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






















                                  13