Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1997-03-28
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996            Commission file number 0-8915



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





                            TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . . .   7

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations. . . . . . . . . . . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  15

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . .  36


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  36

Item 11.     Executive Compensation . . . . . . . . . . . .  39

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  40

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  41


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  41


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  43






                                    i




                                 PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's remaining real estate investment is located in the State of California and it has no real estate investments located outside of the United States or in any other country. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2027. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                      SALE OR DISPOSITION
                                                        DATE OR IF OWNED
                                                      AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                      DATE OF     ORIGINAL INVESTED
    AND LOCATION (d)             SIZE      PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------        ----------   --------  ----------------------        ---------------------
1. Waterford Corners
    Shopping Center
    Waterford Township,
    Michigan. . . . . .         73,000      3-8-77           3-17-78               fee ownershipof land and
                                sq.ft.                                             improvements
                                g.l.a.
2. Place II Apartments
    Phoenix, Arizona. .        161 units    6-6-77           4-1-82                fee ownership of land and
                                                                                   improvements
3. Southland Mall
    Columbus, Ohio. . .        119,000      7-15-77          1-1-84                fee ownership of land and
                                sq.ft.                                             improvements
                                g.l.a.
4. Walnut Bend
    Apartments
    Dallas, Texas . . .        260 units    10-1-77          6-27-83               fee ownership of land and
                                                                                   improvements
5. Bellfort II
    Apartments
    Houston, Texas. . .        180 units    7-15-77          3-29-85               fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnership)
6. Spice Island
    Apartments
    Houston, Texas. . .        256 units    9-16-77          5-31-84               fee ownership of land and
                                                                                   improvements
7. Bush River Mall
    Columbia,
    South Carolina. . .        108,000      7-15-77         12-15-83               fee ownership of land and
                                sq.ft.                                             improvements
                                g.l.a.
8. Oakridge Mall
    San Jose,
    California. . . . .        335,000     10-15-77            22%                 fee ownership of improve-

                                sq.ft.                                             ments and ground leasehold
                                g.l.a.                                             interest in land (through
                                                                                   joint venture partnership)
                                                                                   (b)(c)(e)
9.  Windridge Apartments
     Dallas, Texas. . .        232 units   12-29-77          10-1-89               fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnership)




                                                      SALE OR DISPOSITION
                                                        DATE OR IF OWNED
                                                      AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                      DATE OF     ORIGINAL INVESTED
    AND LOCATION (d)             SIZE      PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------        ----------   --------  ----------------------        ---------------------

10. Shadowridge of
     San Antonio
     Apartments
     San Antonio, Texas        252 units   12-29-77          8-29-83               fee ownership of land and
                                                                                   improvements
11. North Chase
     Apartments
     Houston, Texas . .        294 units    4-7-78           2-5-91                fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnerships)
12. Wakefield
     Apartments
     Marietta, Georgia.        312 units    7-31-78         12-20-82               fee ownership of land and
                                                                                   improvements


---------------

(a)   The computation of this percentage for the property held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

(b)   Reference is made to the Notes filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment and for a description of the leasehold interest, under a ground lease, in the land on which the improvements in this real property investment are situated.

(c)   Reference is made to the Notes filed with this annual report for a description of the joint venture partnership through which the Partnership has made this real property investment.

(d)   Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

(e)   Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.






     The Partnership's remaining real property investment is subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the vicinity in which it is located.

Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its remaining investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant mix, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the remaining investment property held at December 31, 1996 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1996.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's remaining investment property:





                                                              1995                       1996
                                                    -------------------------  -------------------------
                                                      At     At    At     At     At     At     At    At
                                Principal Business   3/31   6/30  9/30  12/31   3/31   6/30   9/30 12/31
                                ------------------   ----   ----  ----  -----   ----   ----  ----- -----
1.  Oakridge Mall
      San Jose, California. .   Retail                91%    91%   90%    88%    88%    88%    88%   92%

----------


     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's remaining investment property.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not presently subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.



                                 PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1996, there were 1,714 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.





ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                           YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1996          1995          1994          1993          1992
                            ------------  ------------   -----------   ------------  ------------

Total income. . . . . . .   $  8,761,868     8,438,395     7,996,717      8,179,492     8,623,739
                            ============  ============   ===========   ============   ===========

Operating earnings
 (loss) . . . . . . . . .   $  1,376,235     1,924,183     2,041,133      1,714,576     1,549,300
Venture partners' share
 of ventures' operations.       (720,023)     (969,830)   (1,037,724)      (988,465)     (997,323)
                            ------------  ------------   -----------   ------------  ------------
Net operating earnings
 (loss) . . . . . . . . .        656,212       954,353     1,003,409        726,111       551,977
Gain on sale of invest-
 ment properties. . . . .          --            --            --         2,667,071       398,984
Extraordinary item, net
 of venture partner's
 share. . . . . . . . . .          --         (391,010)        --             --            --
                            ------------  ------------   -----------   ------------  ------------
Net earnings (loss) . . .   $    656,212       563,343     1,003,409      3,393,182       950,961
                            ============  ============   ===========   ============   ===========
Net earnings (loss)
 per Interest (b):
    Net operating
     earnings (loss). . .   $      34.99         50.88         53.50          38.72         29.43
    Gain on sale of invest-
     ment properties. . .          --            --            --            146.65         21.94
    Extraordinary item, net
     of venture partner's
     share. . . . . . . .          --           (21.50)        --             --            --
                            ------------  ------------   -----------   ------------  ------------
    Net earnings (loss) .   $      34.99         29.38         53.50         185.37         51.37
                            ============  ============   ===========   ============   ===========
Total assets. . . . . . .   $ 24,881,744    28,723,368    16,393,988     15,729,136    22,264,626
Long-term debt. . . . . .   $ 23,002,015    24,532,836    13,741,800     14,245,434    17,967,836
Cash distributions per
 Interest (c) . . . . . .   $     125.00         --             5.00          20.00         20.00
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






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Oakridge Mall       a)   The gross leasable area ("GLA") occupancy
                         rate and average base rent per square foot
                         as of December 31 for each of the last
                         five years were as follows:

                                                     GLA             Avg. Base Rent Per
                         December 31,           Occupancy Rate       Square Foot (1)
                         ------------           --------------       ------------------

                               1992 . . . . . .       97%                 15.33
                               1993 . . . . . .       96%                 16.01
                               1994 . . . . . .       93%                 17.07
                               1995 . . . . . .       88%                 18.04
                               1996 . . . . . .       92%                 17.53

                               (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                 Base Rent  Scheduled Lease Lease
                    b)     Significant Tenants       Square Feet Per Annum  Expiration Date Renewal Option(s)
                           -------------------       ----------- ---------  --------------- -----------------

                           Oakridge Lanes II          48,500     $145,000   8/2003          N/A
                           (Entertainment)

                           Michaels                   23,332      303,316   6/1999          N/A
                           (Variety)

                           Oakridge 6 Theatre         15,346       67,067   12/1998         N/A
                           (Entertainment)

                           Walgreens                  15,268       49,620   12/1997         N/A
                           (Drug)




                    c)     The following table sets forth as of
                           December 31, 1996 certain information
                           with respect to the expiration    of
                           leases for the next ten years at the
                           Oakridge Mall:

                                                                              Annualized        Percent of
                                            Number of        Approx. Total    Base Rent         Total 1996
                           Year Ending      Expiring         GLA of Expiring  of Expiring       Base Rent
                           December 31,     Leases           Leases           Leases            Expiring
                           ------------     ---------        ---------------  -----------       ----------

                              1997               8               24,144           408,066             8%
                              1998              14               39,003           575,012            11%
                              1999              10               38,480           767,920            15%
                              2000               6               11,012           399,097             8%
                              2001               7               23,150           445,276             8%
                              2002               3                7,243           210,534             4%
                              2003              11               69,627           545,136            10%
                              2004              10               22,754           612,993            12%
                              2005               6                7,902           296,374             6%
                              2006              11               23,547           391,865             7%





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $16,270,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds were utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 4.9% of the Interests in the Partnership for amounts ranging from $335 to $475, per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 543.83 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,840,000. Such funds will be utilized for working capital requirements and distributions to partners. The Partnership and its consolidated venture have currently budgeted approximately $1,300,000 in 1997 for tenant improvements and other capital expenditures at the Oakridge investment property. The Partnership's share of such items in 1997 is currently budgeted to be approximately $650,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge and from its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussion below and also to the Partnership's disclosure of property lease expirations in
Item 6. The Partnership's and its venture's mortgage obligation and its replacement financing secured by the Oakridge investment property is non-recourse and is secured by the investment property. The Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

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





     OAKRIDGE MALL

     The Oakridge Shopping Mall was undergoing a major remodeling and expansion which was completed in 1996. Capital expenditures related to the expansion and remodeling (approximately $661,500 and $5,138,000 were incurred in 1996 and 1995, respectively) and tenant improvement and other leasing costs associated with the mall expansion (approximately $249,000 and $351,000 were incurred in 1996 and 1995, respectively) were funded by a separate $8,000,000 construction holdback from the February 1995 refinancing. Pursuant to the Oakridge venture agreement, 50% of any partner funding obligations for items such as capital costs were required to be funded by each venture partner. However, additional partner fundings related to the expansion and remodeling were not required.

     In July 1996, Oakridge venture distributed $5,400,000 (of which the Partnership's share was $2,700,000) of previously restricted funds (as discussed above). Subsequently, in August 1996, the Partnership distributed $2,250,625 ($125 per Interest) to the Limited Partners and $397,169 to the General Partners of such refinancing proceeds. During the fourth quarter of 1996, Oakridge venture distributed an additional $1,500,000 (of which the Partnership's share was $750,000). The remaining cash and cash equivalents of approximately $1,121,000 held by the venture at December 31, 1996 is expected to be retained for anticipated short-term operating reserves at the property.

     In October 1995, Macy's (which owns its own store) began an approximately $1.7 million remodeling project which included new flooring and other amenities. Phase I of the project was completed in 1995 and Phase II was completed in 1996.

     The property has been considered held for sale or disposition as of December 31, 1996 as the Partnership intends to begin marketing the property for sale in 1997. Therefore, the property will no longer be subject to continued depreciation.

GENERAL

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 was primarily due to the reclassification in 1996 of restricted funds and restricted construction loan proceeds (originally intended to be used for the mall expansion and remodeling project) to cash and cash equivalents as a result of the completion during 1996 of the mall expansion at the Oakridge investment property. Partially offsetting the increase in cash and cash equivalents, as well as contributing to the increase in venture partner's deficit in venture, was the distributions made to the Oakridge venture partner and the distribution in August 1996 to the Partners of the Partnership, as discussed above.

     The decrease in rents and other receivables at December 31, 1996 as compared to December 31, 1995 was primarily due to the timing of receipts from tenants at the Oakridge investment property.





     The decrease in accounts payable at December 31, 1996 as compared to December 31, 1995 was primarily due to the completion during 1996 of the mall expansion at the Oakridge investment property.

     The increase in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily due to an increase in occupancy of temporary tenants at the Oakridge investment property as a result of the completion of the mall expansion and remodeling project as well as increased sales at the property.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily due to a decrease in the amount of cash available for short-term investments as a result of Oakridge venture distributions made to its partners during 1996, of which each venture partner's share was $3,450,000, and the distribution by the Partnership in August 1996 of $2,647,794 to its Partners. The increase in interest income and mortgage and other interest expense during the year ended December 31, 1995 as compared to the year ended December 31, 1994 was primarily due to the retention of proceeds from the refinancing of the mortgage debt at the Oakridge investment property in February 1995.

     The increase in depreciation expense for the year ended December 31,1996 as compared to the year ended December 31, 1995, as well as the increase for the year ended December 31, 1995 as compared to the year ended December 31, 1994, was primarily due to the capital additions incurred during 1996, 1995 and 1994 at the Oakridge investment property.

     The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily due to increased land rental expense and increased occupancy at the Oakridge investment property.

     The increase in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily due to the amortization of costs associated with the refinancing in 1995 of the mortgage debt secured by the Oakridge investment property.

     The increase in general and administrative expenses for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to an increase in professional services as a result of the outsourcing of certain services in October 1995. The decrease in general and administrative expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 was primarily due to refunds received by the Partnership in 1995 from the General Partner and its affiliates for certain 1993 general and administrative reimbursements which were paid by the Partnership in 1994.

     The decrease in venture partner's share of ventures operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 was primarily due to the increases in depreciation expense, property operating expenses and amortization of deferred expenses as well as the decrease in interest income, partially offset by the increase in rental income, as discussed above. The decrease in venture partner's share of venture's operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994 was primarily due to increased mortgage interest expense related to the February 1995 refinancing. Partially offsetting the decrease in 1995 was higher interest income due to receipt of approximately $4,300,000 in net proceeds from the refinancing.

     The extraordinary item, net of venture partner's share, for the year ended December 31, 1995 was due to the retirement of indebtedness related to the refinancing in February 1995 of the mortgage debt secured by the Oakridge investment property.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

                                  INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

Notes to Consolidated Financial Statements

                                                         SCHEDULE

   Consolidated Real Estate and Accumulated Depreciation   III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.










                      INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - VII (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - VII and consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                     KPMG PEAT MARWICK LLP


Chicago, Illinois
March 17, 1997





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1996 AND 1995

                                                    ASSETS
                                                    ------
                                                                              1996              1995
                                                                          ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  3,840,380        2,826,515
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .            --           4,294,143
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .          141,089          454,591
  Restricted construction loan proceeds . . . . . . . . . . . . . . .            --           2,783,191
  Escrow and other assets . . . . . . . . . . . . . . . . . . . . . .          251,541          273,086
                                                                          ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .        4,233,010       10,631,526
                                                                          ------------      -----------

Investment property, at cost - Schedule III:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           2,179,147
  Building and improvements . . . . . . . . . . . . . . . . . . . . .            --          31,071,865
                                                                          ------------      -----------

                                                                                 --          33,251,012
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .            --          17,370,504
                                                                          ------------      -----------

          Total property held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .            --          15,880,508

  Property held for sale or disposition . . . . . . . . . . . . . . .       15,741,875            --
                                                                          ------------      -----------

          Total investment property . . . . . . . . . . . . . . . . .       15,741,875       15,880,508

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        1,247,802        1,363,945
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          891,801          810,110
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .        2,767,256           37,279
                                                                          ------------      -----------

                                                                          $ 24,881,744       28,723,368
                                                                          ============      ===========




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------
                                                                              1996              1995
                                                                          ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .     $  1,530,822        1,396,898
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          870,137        1,302,198
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          187,881          198,578
                                                                          ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .        2,588,840        2,897,674

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           50,862           61,249
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       23,002,015       24,532,836
                                                                          ------------      -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .       25,641,717       27,491,759

Venture partner's subordinated equity in venture. . . . . . . . . . .          105,529          105,529

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
     Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .         (697,686)        (723,934)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .         (676,244)        (279,075)
                                                                          ------------      -----------
                                                                            (1,372,930)      (1,002,009)
                                                                          ------------      -----------
  Limited partners (18,005 interests):
     Capital contributions, net of offering costs . . . . . . . . . .       16,269,038       16,269,038
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       13,729,911       13,099,947
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (29,491,521)     (27,240,896)
                                                                          ------------      -----------
                                                                               507,428        2,128,089
                                                                          ------------      -----------
          Total partners' capital accounts (deficit). . . . . . . . .         (865,502)       1,126,080
                                                                          ------------      -----------

                                                                          $ 24,881,744       28,723,368
                                                                          ============      ===========

                         See accompanying notes to consolidated financial statements.




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                            1996             1995             1994
                                                        ------------     ------------     ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .   $  8,318,615        7,761,913        7,848,706
  Interest income . . . . . . . . . . . . . . . . . .        443,253          676,482          148,011
                                                        ------------     ------------     ------------
                                                           8,761,868        8,438,395        7,996,717
                                                        ------------     ------------     ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .      2,324,469        2,179,802        1,658,208
  Depreciation. . . . . . . . . . . . . . . . . . . .        932,159          670,045          572,159
  Property operating expenses . . . . . . . . . . . .      3,685,371        3,372,401        3,402,004
  Professional services . . . . . . . . . . . . . . .         78,423           77,594           69,075
  Management fees to corporate
    general partner . . . . . . . . . . . . . . . . .          --               --               4,078
  Amortization of deferred expenses . . . . . . . . .        280,651          169,682          179,153
  General and administrative. . . . . . . . . . . . .         84,560           44,688           70,907
                                                        ------------     ------------     ------------
                                                           7,385,633        6,514,212        5,955,584
                                                        ------------     ------------     ------------
          Operating earnings (loss) . . . . . . . . .      1,376,235        1,924,183        2,041,133
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . . . .       (720,023)        (969,830)      (1,037,724)
                                                        ------------     ------------     ------------
        Net operating earnings (loss)
          before extraordinary item . . . . . . . . .        656,212          954,353        1,003,409

Extraordinary item:
  Prepayment penalty and deferred mortgage
    expense on refinancing long-term debt,
    net of venture partner's share of $391,010. . . .          --            (391,010)           --
                                                        ------------     ------------     ------------

        Net earnings (loss) . . . . . . . . . . . . .   $    656,212          563,343        1,003,409
                                                        ============     ============     ============





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                            1996             1995             1994
                                                        ------------     ------------     ------------
        Net earnings per limited partnership
          interest:
            Net operating earnings (loss) . . . . . .   $      34.99            50.88            53.50
            Extraordinary item, net of venture
              partner's share . . . . . . . . . . . .          --              (21.50)           --
                                                        ------------     ------------     ------------
                Net earnings (loss) per limited
                 partnership interest . . . . . . . .   $      34.99            29.38            53.50
                                                        ============     ============     ============





























                         See accompanying notes to consolidated financial statements.




                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS
                            NET                                     NET OF         NET
               CONTRI-    EARNINGS      CASH                       OFFERING     EARNINGS      CASH
               BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
               -------   ---------- -------------   -----------  -----------   ---------- ------------- -----------
Balance
 (deficit) at
 December 31,
 1993 . . . . . .$1,000    (798,334)    (275,324)   (1,072,658)  16,269,038    11,607,595  (27,150,871)    725,762

Net earnings
 (loss) . . . . . --         40,136         --          40,136        --          963,273        --        963,273
Cash distribu-
 tions ($5
 per limited
 partnership
 interest). . . . --          --          (3,751)       (3,751)       --            --         (90,025)    (90,025)
                ------     --------     --------    ----------   ----------    ----------  -----------   ---------
Balance
 (deficit) at
 December 31,
 1994 . . . . . .1,000     (758,198)    (279,075)   (1,036,273)  16,269,038    12,570,868  (27,240,896)  1,599,010

Net earnings
 (loss) . . . . . --         34,264        --           34,264        --          529,079        --        529,079
Cash distribu-
 tions ($0
 per limited
 partnership
 interest). . . . --          --           --            --           --            --           --          --
                ------     --------     --------    ----------   ----------    ----------  -----------   ---------




                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS
                            NET                                     NET OF         NET
               CONTRI-    EARNINGS      CASH                       OFFERING     EARNINGS      CASH
               BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
               -------   ---------- -------------   -----------  -----------   ---------- ------------- -----------

Balance
 (deficit) at
 December 31,
 1995 . . . . . .1,000     (723,934)    (279,075)   (1,002,009)  16,269,038    13,099,947  (27,240,896)  2,128,089

Net earnings
 (loss) . . . . . --         26,248        --           26,248        --          629,964        --        629,964
Cash distribu-
 tions ($125
 per limited
 partnership
 interest). . . . --          --        (397,169)     (397,169)       --            --      (2,250,625) (2,250,625)
                ------     --------     --------    ----------   ----------    ----------  -----------   ---------
Balance
 (deficit) at
 December 31,
 1996 . . . . . .$1,000    (697,686)    (676,244)   (1,372,930)  16,269,038    13,729,911  (29,491,521)    507,428
                ======     ========     ========    ==========   ==========    ==========  ===========   =========













                            See accompanying notes to consolidated financial statements.




                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                              1996            1995             1994
                                                          -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .     $   656,212          563,343       1,003,409
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .         932,159          670,045         572,159
    Amortization of deferred expenses . . . . . . . .         280,651          169,682         179,153
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . . .         720,023          969,830       1,037,724
    Extraordinary item, net of venture partner's
      share of $391,010 . . . . . . . . . . . . . . .           --             391,010           --
Changes in:
  Rents and other receivables . . . . . . . . . . . .         313,502          (57,016)        (38,140)
  Escrow deposits and other assets. . . . . . . . . .          21,545          695,226        (726,959)
  Accrued rents receivable. . . . . . . . . . . . . .         (81,691)          (1,745)        (76,478)
  Accounts payable. . . . . . . . . . . . . . . . . .         (39,284)          (4,030)        234,852
  Accrued interest. . . . . . . . . . . . . . . . . .         (10,697)         171,665          (3,515)
  Tenant security deposits. . . . . . . . . . . . . .         (10,387)          (3,857)        (16,489)
                                                          -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .       2,782,033        3,564,153       2,165,716
                                                          -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . .           --             122,949       2,561,154
  Restricted funds. . . . . . . . . . . . . . . . . .       4,294,143       (4,294,143)          --
  Restricted construction loan proceeds . . . . . . .       2,783,191       (2,783,191)          --
  Additions to investment property. . . . . . . . . .      (1,186,303)      (6,050,256)     (3,956,063)
  Payment of deferred expenses. . . . . . . . . . . .        (164,508)        (756,555)       (267,430)
                                                          -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .       5,726,523      (13,761,196)     (1,662,339)
                                                          -----------      -----------     -----------





                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                              1996            1995             1994
                                                          -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .      (1,396,897)     (15,315,700)       (459,629)
  Venture partner's contributions to venture. . . . .           --               --            837,500
  Distributions to venture partners . . . . . . . . .      (3,450,000)           --              --
  Initial proceeds received on refinanced
    long-term debt. . . . . . . . . . . . . . . . . .           --          19,000,000           --
  Payments received from refinanced long-term
    debt holdback . . . . . . . . . . . . . . . . . .           --           8,000,000           --
  Prepayment penalty on long-term debt. . . . . . . .           --            (708,234)          --
  Distributions to limited partners . . . . . . . . .      (2,250,625)           --            (90,025)
  Distributions to general partners . . . . . . . . .        (397,169)           --             (3,751)
                                                          -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .      (7,494,691)      10,976,066         284,095
                                                          -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .       1,013,865          779,023         787,472
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .       2,826,515        2,047,492       1,260,020
                                                          -----------      -----------     -----------
          Cash and cash equivalents, end of year. . .     $ 3,840,380        2,826,515       2,047,492
                                                          ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net
    of amounts capitalized of $179,853 in 1995. . . .     $ 2,335,166        2,008,137       1,661,723
                                                          ===========      ===========     ===========
  Non-cash investing and financing activities . . . .     $     --               --              --
                                                          ===========      ===========     ===========
  Non-cash extraordinary item . . . . . . . . . . . .     $     --              73,786           --
                                                          ===========      ===========     ===========











                            See accompanying notes to consolidated financial statements.




              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                        AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) an equity investment in a shopping center in San Jose, California. Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Oakridge Associates ("Oakridge"), in which the Partnership has certain preferential claims and rights, as discussed below. The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:





                                                    1996                               1995
                                                    -------------------------------------------------------------
                                                          TAX BASIS                          TAX BASIS
                                         GAAP BASIS      (UNAUDITED)       GAAP BASIS       (UNAUDITED)
                                        ------------     -----------      ------------      ----------
Total assets. . . . . . . . . . . .      $24,881,744       2,919,787       28,723,368        2,166,065
Partners' capital accounts
 (deficit):
    General partners. . . . . . . .       (1,372,930)     (1,388,326)      (1,002,009)      (1,017,100)
    Limited partners. . . . . . . .          507,428         191,085        2,128,089        1,852,649
Net earnings (loss):
    General partners. . . . . . . .           26,248          25,942           34,264           29,628
    Limited partners. . . . . . . .          629,964         589,061          529,079          711,083
Net earnings (loss) per
 limited partnership
 interest . . . . . . . . . . . . .            34.99           32.72            29.38            39.49
                                         ===========      ==========      ===========      ===========






     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each year (18,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,979,126 and $6,137,737 at December 31, 1996 and 1995, respectively, in which the 1995 amount includes restricted funds) as cash equivalents, which includes investments in commercial paper and an institutional mutual fund which holds U.S. Government obligations. Remaining amounts, if any, (generally with original maturities of one year or less) are reflected as short-term investments being held to maturity.

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

     The Partnership has or had acquired, either directly or through joint ventures, eight apartment complexes and four shopping centers. All of the properties have been sold or disposed of, except one shopping center. The remaining investment property owned at December 31, 1996 is operating. The cost of the remaining investment property represents the total cost to the Partnership and its venture, plus miscellaneous acquisition costs.

     Depreciation on the Partnership's remaining property has been provided over the estimated useful lives of its various components as follows:

                                                                YEARS
                                                                -----
       Building and improvements (new)--
         straight-line or 150% declining-balance. . . . . .      5-40
       Building and improvements (used)--
         125% declining-balance or
         straight-line. . . . . . . . . . . . . . . . . . .      5-40
                                                                 ====

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.




     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any property identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such property (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     As the venture had committed to a plan to sell the Partnership's remaining property, the property was classified as held for sale as of December 31, 1996, and therefore, will not be subject to continued depreciation beginning January 1, 1997. The results of operations of the Partnership's remaining property included in the accompanying consolidated financial statements were net income of $1,440,046, $1,939,659 and $2,075,449 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Partnership at December 31, 1996 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made initial capital contributions of $3,352,642 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partner, who was the seller of the property investment being acquired made no cash contributions to the venture, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest (which is determined by arm's-length negotiations). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligation as a general partner, the Partnership may be required to make additional cash contributions to the venture.

     The Partnership has acquired, through the one remaining venture, one regional shopping mall. The joint venture partner (who was primarily responsible for constructing the property) was to contribute any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, was to retain such excesses. The venture property has been financed under the long-term debt arrangement as described below.

INVESTMENT PROPERTY

     OAKRIDGE MALL

     The Partnership is a general partner in the Oakridge Associates Ltd. venture with the seller of the property.

     Pursuant to the venture agreement, beginning January 1, 1983, any net cash flow is to be and has been distributed equally to the Partnership and the seller. The Partnership has a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture. Once the preferred position has been satisfied, any excess sale or refinancing proceeds from the venture are to be distributed equally to the Partnership and the seller.




     Venture operating profits and losses are allocated to the venture partners generally in proportion to their distributions of net cash flow. In 1996, 1995 and 1994, profits and losses were allocated 50% to the Partnership and 50% to the venture partner. An affiliate of the venture partner manages the property pursuant to an agreement which provides for a management fee calculated at a percentage of certain types of income.

     In October 1990, the Partnership and its Oakridge venture partner finalized negotiations with the lessors to amend the ground lease at the Oakridge Mall by adding a "purchase option" provision. The price for obtaining the purchase option was $2,000,000. The Partnership and its venture partner funded their respective 50% shares of these costs from the cash flow of the property. The option (which may be exercised five years after the death of both lessors) provides for the price of the land to be determined by a formula related to ground rent paid during the most recent few years of the lease, and is payable in addition to the cost of the purchase option discussed above.

     Oakridge had been seeking a refinancing of the mortgage loan to provide it with funds for a proposed expansion and major remodeling of the mall. At the time of application, Oakridge was required to make a refundable deposit of $540,000 and to pay a non-refundable $135,000 loan commitment fee. The Partnership and its venture partner made contributions to Oakridge to fund their respective 50% shares of these costs. In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The venture received approximately $4,300,000 in net proceeds (after payoff of the existing loan including a prepayment penalty of approximately $708,000 and closing costs). These proceeds included the return of the refundable deposit of $540,000. Such refinancing resulted in an extraordinary item of $782,020 (including deferred mortgage costs and accrued interest), of which the Partnership's share is $391,010. These proceeds were utilized for capital expenditures, including the replacement of the roof, and previously deferred maintenance at the mall and were classified as restricted funds in the accompanying consolidated balance sheet at December 31, 1995. The lender held back $8,000,000 of the loan proceeds for the construction of an expansion and remodeling of the mall which commenced in April 1995 and was completed in 1996. The venture had drawn down approximately $5,217,000 from the holdback as of December 31, 1995 (the balance of the lender holdback was classified as restricted construction loan proceeds in the consolidated balance sheet at December 31, 1995). As a result of the venture completing the renovation and remodel of the mall in 1996, approximately $2,800,000 of excess proceeds from the refinancing was released from escrow by the lender. Additionally, after the venture's review of the requirements for operating reserves, repairs and deferred maintenance projects, the venture concluded that the remaining loan proceeds of $4,294,143 need no longer be classified as restricted funds and, subsequently, were distributed to the partners of the venture. As a result of this distribution of refinancing proceeds, the Partnership's preferential position in the venture, as discussed above, was satisfied. Any additional distributions of sale or refinancing proceeds will be allocated equally to the partners of the venture. The refinanced mortgage loan bears interest at 9.19% per annum and requires monthly payments of principal and interest of $310,165 until maturity in February 1998. In addition, Oakridge has the option to extend the loan for two 3-year periods. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest.





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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and
1995:
                                             1996             1995
                                         -----------      -----------
9.19% mortgage note; secured
 by the Oakridge Mall Shopping
 Center in San Jose, California;
 balance payable in monthly
 installments of $310,165
 (including interest) until
 maturity in February 1998. . . . .     $24,532,837       25,929,734

     Less current portion of
       long-term debt . . . . . . .       1,530,822        1,396,898
                                        -----------      -----------

     Total long-term debt . . . . .     $23,002,015       24,532,836
                                        ===========      ===========

     Five year maturities of long-term debt are summarized as follows:

                     1997 . . . . . . . . . .   $  1,530,822
                     1998 . . . . . . . . . .     23,002,015
                     1999 . . . . . . . . . .         --
                     2000 . . . . . . . . . .         --
                     2001 . . . . . . . . . .         --
                                                 ===========


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




     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners. Pursuant to such provisions, the General Partners were allocated in 1996 additional amounts of gain for Federal income tax purposes. Such allocations had no effect on total Partnership assets or results of operations.

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


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated venture's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases with shopping center tenants range from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments including amounts representing executory costs (e.g.,taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements relating to the shopping center, are as follows:

                   1997 . . . . . . . . .   $ 5,258,657
                   1998 . . . . . . . . .     5,280,917
                   1999 . . . . . . . . .     4,608,427
                   2000 . . . . . . . . .     3,925,854
                   2001 . . . . . . . . .     3,504,768
                   Thereafter . . . . . .    10,361,007
                                            -----------
                       Total. . . . . . .   $32,939,630
                                            ===========





     Additional contingent rent (based on sales by property tenants) included in rental income was as follows:

                   1994 . . . . . . . . .      $504,931
                   1995 . . . . . . . . .       115,566
                   1996 . . . . . . . . .       301,074
                                               ========

AS PROPERTY - LESSEE

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

     Minimum rental expense for 1996, 1995 and 1994 under the above operating lease was $203,357 in each year. Additional rental expense under the above operating lease was $850,773, $696,896 and $764,627 for 1996, 1995 and 1994, respectively.

     Future minimum rental commitments under the lease are as follows:

                   1997 . . . . . . . . .    $  203,357
                   1998 . . . . . . . . .       203,357
                   1999 . . . . . . . . .       203,357
                   2000 . . . . . . . . .       203,357
                   2001 . . . . . . . . .       203,357
                   Thereafter . . . . . .     1,355,717
                                             ----------
                                             $2,372,502
                                             ==========


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                             UNPAID AT
                                                            DECEMBER 31,
                             1996       1995        1994       1996
                           --------   --------    --------  ------------
Management fees to
 corporate general
 partner. . . . . . . .     $  --         --         4,078        --
Reimbursement (at
 cost) for out-of-
 pocket expenses. . . .       5,716     10,445      11,820        --
                            -------     ------    --------       -----
                            $ 5,716     10,445      15,898        --
                            =======     ======    ========       =====

     The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date. All such fees, which total $940,488, were paid as of December 31, 1996.





                                                                                             SCHEDULE III

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1996



                                                                      GROSS AMOUNT AT WHICH CARRIED
                                 INITIAL COST TO                         AT CLOSE OF PERIOD (B)
                                 PARTNERSHIP (A)     --------------------------------------------------------
                            -------------------------      COSTS
                              LAND AND    BUILDINGS     CAPITALIZED      LAND AND     BUILDINGS
                              LEASEHOLD     AND          SUBSEQUENT      LEASEHOLD       AND
               ENCUMBRANCE    INTERESTS  IMPROVEMENTS  TO ACQUISITION    INTERESTS   IMPROVEMENTS   TOTAL (C)
               -----------   ----------- ------------ ---------------    ----------  ------------ -----------
SHOPPING
 CENTER:
  San Jose, .                                                                (E)
  California.  $24,532,837           (E)   17,952,393      16,092,145     2,179,147    31,865,391  34,044,538
               ===========       =======   ==========      ==========    ==========    ==========  ==========





                                                                                 SCHEDULE III - CONTINUED

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                   LIFE ON WHICH
                                                                                   DEPRECIATION
                                                                                    IN LATEST
                                                                                   STATEMENT OF       1996
                                    ACCUMULATED            DATE OF      DATE        OPERATIONS    REAL ESTATE
                                   DEPRECIATION(D)      CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                  ----------------      ------------ ----------  ---------------  -----------
SHOPPING
 CENTER:
  San Jose,
  California. . . . . . . . . . . .    18,302,663         1978         10-15-77       5-40 years     513,249
                                       ==========                                                    =======

------------------

Notes:
        (A)  The initial cost represents the original purchase price of the properties.
        (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $34,064,002.




                                                                                 SCHEDULE III - CONTINUED

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

          (C)   Reconciliation of real estate carrying costs:

                                                              1996             1995              1994
                                                          ------------     ------------     ------------

                    Balance at beginning of period. .     $ 33,251,012       27,200,756       23,244,693
                    Additions during period . . . . .          793,526        6,050,256        3,956,063
                                                          ------------      -----------      -----------
                    Balance at end of period. . . . .     $ 34,044,538       33,251,012       27,200,756
                                                          ============      ===========      ===========

          (D)  Reconciliation of accumulated depreciation:

                    Balance at beginning of period. .     $ 17,370,504       16,700,459       16,128,300
                    Provision for current period. . .          932,159          670,045          572,159
                                                          ------------      -----------       ----------
                    Balance at end of period. . . . .     $ 18,302,663       17,370,504       16,700,459
                                                          ============      ===========       ==========

          (E)  Property operated under ground lease.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1996 and 1995.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income Properties-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, LTD. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) ("Arvida") and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following
real estate limited partnerships:   Carlyle-IX, Carlyle-XI, Carlyle-XII,
Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. He is also a director of USC, Inc. Mr. Bluhm is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of USC, Inc., as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes filed with this annual report for a description of such distributions and allocations.

In 1996, 1995 and 1994, the General Partners received distributions of $397,169, $0 and $3,751, respectively, and a management fee of $0, $0 and $4,078, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $25,942 in 1996.

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

    The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date which total $940,488, all of which were paid as of December 31, 1996.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership was reimbursed for such out-of-pocket expenses in the amount of $5,716 (all of which were paid as of December 31, 1996).

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

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By      Gailen J. Hull
                         Senior Vice President
                 Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 21, 1997

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 21, 1997

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 21, 1997

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 21, 1997


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 21, 1997

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 21, 1997

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan,
                         Executive Vice President and Director
                 Date:   March 21, 1997

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 21, 1997




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