Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1997-05-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997  Commission file number 0-8915




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,808,007      3,840,380
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           491,304        141,089
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .           374,569        251,541
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         4,673,880      4,233,010
                                                                           ------------    -----------
Investment property held for sale or disposition. . . . . . . . . . .        15,850,638     15,741,875
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,212,970      1,247,802
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           945,631        891,801
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .         2,370,357      2,767,256
                                                                           ------------    -----------

                                                                           $ 25,053,476     24,881,744
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $  1,566,262      1,530,822
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,036,520        870,137
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           185,050        187,881
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .         2,787,832      2,588,840

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            61,208         50,862
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        22,596,906     23,002,015
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        25,445,946     25,641,717

Venture partner's subordinated equity in venture. . . . . . . . . . .           105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .          (682,986)      (697,686)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (676,244)      (676,244)
                                                                           ------------    -----------
                                                                             (1,358,230)    (1,372,930)
                                                                           ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        14,082,714     13,729,911
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (29,491,521)   (29,491,521)
                                                                           ------------    -----------
                                                                                860,231        507,428
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .          (497,999)      (865,502)
                                                                           ------------    -----------
                                                                           $ 25,053,476     24,881,744
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,382,645      2,075,035
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,640        105,076
                                                                             -----------     ----------
                                                                               2,449,285      2,180,111
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .      560,494        595,582
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           229,387
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    1,004,294        863,945
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       24,059         23,228
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       61,322         44,773
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       34,714         21,983
                                                                             -----------     ----------
                                                                               1,684,883      1,778,898
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .      764,402        401,213

Venture partner's share of venture's operations . . . . . . . . . . . . . .     (396,899)      (213,310)
                                                                             -----------     ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $   367,503        187,903
                                                                             ===========     ==========
       Net earnings (loss) per limited
         partnership interest . . . . . . . . . . . . . . . . . . . . . . .  $     19.59          10.02
                                                                             ===========     ==========
       Cash distributions per limited
         partnership interest . . . . . . . . . . . . . . . . . . . . . . .  $     --             --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)
                                                                                 1997           1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    367,503        187,903
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           229,387
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       61,322         44,773
    Venture partner's share of venture's operations . . . . . . . . . . . .      396,899        213,310
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .     (350,215)        80,252
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .     (123,028)      (136,058)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (53,830)        (8,886)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      166,383         60,948
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,831)        (2,583)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       10,346        (12,425)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      472,549        656,621
                                                                            ------------    -----------
Cash flows from investing activities:
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . . .        --         2,354,524
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (53,126)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .     (108,763)      (728,573)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .      (26,490)        (8,036)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (135,253)     1,564,789
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (369,669)      (337,328)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (369,669)      (337,328)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .      (32,373)     1,884,082

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,840,380      2,826,515
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,808,007      4,710,597
                                                                            ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 1997           1996
                                                                            ------------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    563,325        598,165
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1996 Financial Statements have been reclassified in order to conform with the 1997 presentation.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the Oakridge Mall investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partner's share, for the property was $396,899 and $213,310, respectively, for the three months ended March 31, 1997 and 1996.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are as follows:

                                                          Unpaid at
                                                          March 31,
                                    1997       1996         1997
                                   ------     ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $ --        4,991         --
                                   ======     ======        ====

OAKRIDGE VENTURE

     Occupancy at the property is 91% at March 31, 1997. In 1997 and 1998, expiration of tenant leases will be approximately 8% and 11%, respectively.

There is no assurance that the expiring tenants can be retained.

     The refinanced mortgage loan bears interest at 9.19% per annum and requires monthly payments of principal and interest of $310,165 until maturity in February 1998. The Oakridge Venture has the option to extend the loan for two 3-year periods. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. As of the date of this report, the venture intends to exercise its first option to extend the loan's maturity date to February 2001.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,980,000. Such funds will be utilized for working capital requirements and distributions to partners. The sources of capital (in addition to the cash and cash equivalents) for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge and from its sale and/or refinancing.

     After reviewing the remaining property and its competitive marketplace, and considering the Oakridge mall renovation which was completed in 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. Accordingly, Oakridge Mall, the Partnership's remaining investment property, has been considered held for sale or disposition as of December 31, 1996. Therefore, the property will no longer be subject to continued depreciation. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of tenant rental receipts at the Oakridge investment property.

     The increase in escrow deposits and other assets at March 31, 1997 as compared to December 31, 1996 is primarily due to the payment of monthly real estate tax deposits into an escrow account.

     The increase in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments of operating expenses, mainly real estate taxes, at the Oakridge investment property.

     The increase in rental income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to increases in occupancy and tenant expense reimbursements as a result of the completion in 1996 of the mall expansion and remodeling project at Oakridge.

     The decrease in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to a decrease in the amount of cash available for short-term investments as a result of Oakridge venture distributions made to its partners and the subsequent distribution by the Partnership to its Partners during 1996.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the Oakridge investment property being classified as held for sale as of December 31, 1996 and therefore is no longer subject to continued depreciation.

     The increase in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to increased occupancy at the Oakridge investment property.

     The increase in venture partner's share of venture operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as well as the decrease in venture partner's deficit in venture at March 31, 1997 as compared to December 31, 1996 is primarily due to the increase in rental income and decrease in depreciation expense, partially offset by the increase in property operating expenses, as discussed above.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .       88%        88%       88%       92%      91%




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

            3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to
Exhibit 3-C to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-8915) dated November 8, 1996.

            4-A. Secured promissory note #1 dated February 15, 1995 in the amount of $23,900,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11, 1995.

            4-B. Secured promissory note #2 dated February 15, 1995 in the amount of $3,100,000 relating to the refinancing of the mortgage note by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11, 1995.

            10-A. Acquisition documents relating to the purchase by the Partnership of an interest in Oakridge Mall in San Jose, California, are hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-59231) dated October 17, 1977 as amended.

            10-B. Closing statement dated February 15, 1995 relating to the refinancing by Oakridge Associates, Ltd. which owns Oakridge Mall in San Jose, California is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-8915) dated May 11, 1995.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997