Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1997-08-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997   Commission file number 0-8915




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . .      9



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     12

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,911,291      3,840,380
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           322,617        141,089
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .           245,647        251,541
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         4,479,555      4,233,010
                                                                           ------------    -----------
Investment property held for sale or disposition. . . . . . . . . . .        16,019,637     15,741,875
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,210,394      1,247,802
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         1,022,326        891,801
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .         2,126,542      2,767,256
                                                                           ------------    -----------

                                                                           $ 24,858,454     24,881,744
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $  1,602,523      1,530,822
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           892,081        870,137
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           182,153        187,881
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .         2,676,757      2,588,840

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            57,828         50,862
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        22,182,418     23,002,015
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        24,917,003     25,641,717

Venture partner's subordinated equity in venture. . . . . . . . . . .           105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .          (669,629)      (697,686)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (676,244)      (676,244)
                                                                           ------------    -----------
                                                                             (1,344,873)    (1,372,930)
                                                                           ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        14,403,278     13,729,911
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (29,491,521)   (29,491,521)
                                                                           ------------    -----------
                                                                              1,180,795        507,428
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .          (164,078)      (865,502)
                                                                           ------------    -----------
                                                                           $ 24,858,454     24,881,744
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,115,242     2,164,591     4,340,763     4,239,626
  Interest income . . . . . . . . . . . . . . .        58,517       154,153       125,157       259,229
                                                  -----------    ----------    ----------    ----------
                                                    2,173,759     2,318,744     4,465,920     4,498,855
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       549,371       582,643     1,109,865     1,178,225
  Depreciation. . . . . . . . . . . . . . . . .         --          239,056         --          468,443
  Property operating expenses . . . . . . . . .       831,718       956,591     1,694,408     1,820,536
  Professional services . . . . . . . . . . . .        18,918        12,510        42,977        35,738
  Amortization of deferred expenses . . . . . .        59,384        40,022       120,706        84,795
  General and administrative. . . . . . . . . .        21,112        25,643        55,826        47,626
                                                  -----------    ----------    ----------    ----------
                                                    1,480,503     1,856,465     3,023,782     3,635,363
                                                  -----------    ----------    ----------    ----------
       Operating earnings (loss). . . . . . . .       693,256       462,279     1,442,138       863,492

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (351,575)     (243,560)     (740,714)     (456,870)
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $   341,681       218,719       701,424       406,622
                                                  ===========    ==========    ==========    ==========
       Net earnings (loss) per limited
         partnership interest . . . . . . . .  .  $     18.22         11.66         37.40         21.68
                                                  ===========    ==========    ==========    ==========
       Cash distributions per limited
         partnership interest . . . . . . . . .   $     --            --            --            --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)
                                                                                 1997           1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    701,424        406,622
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           468,443
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      120,706         84,795
    Venture partner's share of venture's operations . . . . . . . . . . . .      740,714        456,870
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .     (181,528)       193,535
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .        5,894          2,898
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .     (130,525)        (7,723)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,944       (627,575)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,728)        (5,226)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        6,966        (14,930)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,279,867        957,709
                                                                            ------------    -----------
Cash flows from investing activities:
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . . .        --         2,783,191
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         4,294,143
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .     (277,762)      (649,130)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .      (83,298)       (69,700)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (361,060)     6,358,504
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (747,896)      (682,465)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .     (100,000)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (847,896)      (682,465)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       70,911      6,633,748

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,840,380      2,826,515
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,911,291      9,460,263
                                                                            ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 1997           1996
                                                                            ------------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,115,593      1,183,451
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1997 AND 1996
                              (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Oakridge Mall investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partner's share, for the property was $740,714 and $456,870, respectively, for the six months ended June 30, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1996 Financial Statements have been reclassified in order to conform with the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are as follows:

                                                          Unpaid at
                                                           June 30,
                                    1997       1996         1997
                                   ------     ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $ --        5,503         --
                                   ======     ======        ====

OAKRIDGE VENTURE

     Occupancy at the property is 90% at June 30, 1997. During the remainder of 1997 and in 1998, expiration of tenant leases will be approximately 7% and 10%, respectively. There is no assurance that the expiring tenants can be retained.

     The refinanced mortgage loan bears interest at 9.19% per annum and requires monthly payments of principal and interest of $310,165 until maturity in February 1998. Upon notification by Oakridge Venture to the lender, within dates determined by the refinanced mortgage loan documents, the venture has the option to extend the loan for two 3-year periods. The interest rate on these extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. As of the date of this report, the venture is in negotiations with the lender to extend the first loan extension notification date. Based upon the venture's current intent to exercise its option to extend the loan at its scheduled maturity in February 1998, the Partnership has continued to classify the loan as a long-term liability in the accompanying consolidated financial statements.

     Montgomery Ward, a major department store, which owns its own facility at Oakridge Mall, filed for bankruptcy protection pursuant to Chapter 11 of the Federal Bankruptcy Code on July 7, 1997. The tenant continues to operate and fulfill its obligations under its operating agreement.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $335 and $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership had also received requests from other unaffiliated third parties for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership had been made aware that in June 1997 two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $485 per Interest. These offers will expire in August 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 3.2% of the outstanding Interests have been purchased in 1996 and 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,911,000. Such funds will be utilized for working capital requirements and distributions to partners. The sources of capital (in addition to the cash and cash equivalents) for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge and from its sale and/or refinancing.

     After reviewing the remaining property and its competitive marketplace, and considering the Oakridge Mall renovation which was completed in 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. Accordingly, Oakridge Mall, the Partnership's remaining investment property, has been considered held for sale or disposition as of December 31, 1996. Therefore, the property will no longer be subject to continued depreciation. The affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in rents and other receivables at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of tenant rental receipts at the Oakridge investment property.

     The decrease in venture partner's deficit in venture at June 30, 1997 as compared to December 31, 1996 as well as the increase in venture partner's share of venture operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the decreases in depreciation expense and property operating expenses, as discussed below.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to a decrease in the amount of cash available for short-term investments as a result of Oakridge venture distributions made to its partners and the subsequent distribution by the Partnership to its Partners during 1996.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the Oakridge investment property being classified as held for sale as of December 31, 1996 and therefore is no longer subject to continued depreciation.

     The decrease in property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to decreases in repairs and maintenance expenses at the Oakridge investment property mainly as a result of the completion in 1996 of the mall expansion and remodeling project at the property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .       88%        88%       88%       92%      91%     90%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997