Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1997-11-12
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                    Commission file number 0-8915




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  4,249,248      3,840,380
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           381,515        141,089
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .           369,498        251,541
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,000,261      4,233,010
                                                                           ------------    -----------
Investment property held for sale or disposition. . . . . . . . . . .        16,032,736     15,741,875
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,208,013      1,247,802
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         1,307,115        891,801
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .         1,663,523      2,767,256
                                                                           ------------    -----------

                                                                           $ 25,211,648     24,881,744
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 23,397,958      1,530,822
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,102,553        870,137
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           179,189        187,881
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        24,679,700      2,588,840

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            54,514         50,862
Long-term debt, less current portion. . . . . . . . . . . . . . . . .             --        23,002,015
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        24,734,214     25,641,717

Venture partner's subordinated equity in venture. . . . . . . . . . .           105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .          (648,190)      (697,686)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (676,244)      (676,244)
                                                                           ------------    -----------
                                                                             (1,323,434)    (1,372,930)
                                                                           ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        14,917,822     13,729,911
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (29,491,521)   (29,491,521)
                                                                           ------------    -----------
                                                                              1,695,339        507,428
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .           371,905       (865,502)
                                                                           ------------    -----------
                                                                           $ 25,211,648     24,881,744
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,655,587     1,992,723     6,996,350     6,232,349
  Interest income . . . . . . . . . . . . . . .        59,521       106,006       184,678       365,235
                                                  -----------    ----------    ----------    ----------
                                                    2,715,108     2,098,729     7,181,028     6,597,584
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       540,546       577,321     1,650,411     1,755,546
  Depreciation. . . . . . . . . . . . . . . . .         --          242,504         --          710,947
  Property operating expenses . . . . . . . . .     1,007,642       896,668     2,702,050     2,717,204
  Professional services . . . . . . . . . . . .         4,375         8,824        47,352        44,562
  Amortization of deferred expenses . . . . . .        59,385        36,738       180,091       121,533
  General and administrative. . . . . . . . . .        29,158        21,654        84,984        69,280
                                                  -----------    ----------    ----------    ----------
                                                    1,641,106     1,783,709     4,664,888     5,419,072
                                                  -----------    ----------    ----------    ----------
       Operating earnings (loss). . . . . . . .     1,074,002       315,020     2,516,140     1,178,512

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (538,019)     (156,322)   (1,278,733)     (613,192)
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $   535,983       158,698     1,237,407       565,320
                                                  ===========    ==========    ==========    ==========
       Net earnings (loss) per limited
         partnership interest . . . . . . . .  .  $     28.58          8.46         65.98         30.14
                                                  ===========    ==========    ==========    ==========
       Cash distributions per limited
         partnership interest . . . . . . . . .   $     --           125.00         --           125.00
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)
                                                                                 1997           1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,237,407        565,320
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           710,947
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      180,091        121,533
    Venture partner's share of venture's operations . . . . . . . . . . . .    1,278,733        613,192
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .     (240,426)       153,250
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .     (117,957)      (109,083)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .     (415,314)       (45,641)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      232,416       (357,455)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,692)        (7,930)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        3,652         (8,435)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    2,149,910      1,635,698
                                                                            ------------    -----------
Cash flows from investing activities:
  Restricted construction loan proceeds . . . . . . . . . . . . . . . . . .        --         2,783,191
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         4,294,143
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .     (290,861)      (699,272)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .     (140,302)       (99,957)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (431,163)     6,278,105
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .   (1,134,879)    (1,035,593)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .     (175,000)    (2,700,000)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .        --        (2,250,625)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --          (397,169)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .   (1,309,879)    (6,383,387)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .      408,868      1,530,416

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,840,380      2,826,515
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  4,249,248      4,356,931
                                                                            ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 1997           1996
                                                                            ------------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,659,103      1,763,476
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                      SEPTEMBER 30, 1997 AND 1996
                              (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership committed to a plan to sell the Oakridge Mall investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partner's share, for the property was $1,278,733 and $613,192, respectively, for the nine months ended September 30, 1997 and 1996.

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

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are as follows:

                                                          Unpaid at
                                                        September 30,
                                    1997       1996         1997
                                   ------     ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $  --       5,755         --
                                   ======     ======        ====

OAKRIDGE VENTURE

     Occupancy at the property is 90% at September 30, 1997. During the remainder of 1997 and in 1998, tenant leases comprising approximately 2% and 10%, respectively, will expire. There is no assurance that these tenants can be retained.

     The refinanced mortgage loan bears interest at 9.19% per annum and requires monthly payments of principal and interest of $310,165 until maturity in February 1998. Upon notification by the Oakridge Venture to the lender, within dates set forth in the refinanced mortgage loan documents, the Oakridge Venture has the option to extend the loan for six months or for two 3-year periods. The interest rate on the three-year extensions would be adjusted at each period based on the then current three year U.S. Treasury rates and would require similar payments of principal and interest. The six month extension option provides for interest at the existing rate. Based upon the Oakridge Venture's current intent to exercise its option to extend the loan for six months to August 1998, the Partnership has classified the loan as a current liability in the accompanying consolidated financial statements. Such short-term extension is currently considered adequate given the venture's current property sale prospects and plans.

     The Partnership has been marketing the property for sale, on behalf of the venture, and, subsequent to the end of the quarter, entered into a non-binding letter of intent for the purchase of the property by an unaffiliated third party. The agreement is subject to certain conditions including the waiver of the Partnership's unaffiliated venture partner of its right of first opportunity to acquire the Partnership's interest in the Oakridge Venture. If the sale is consummated on the proposed terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes. There can be no assurances that the sale will be consummated under the terms of the letter of intent or under any other terms. However, upon the ultimate sale of the property, the Partnership would then proceed to terminate its affairs.

     Montgomery Ward, an anchor department store, which owns its own facility at Oakridge Mall, filed for bankruptcy protection pursuant to Chapter 11 of the Federal Bankruptcy Code on July 7, 1997. The anchor store continues to operate and fulfill its obligations under its operating agreement.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

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

     The Partnership had been made aware that, in June 1997, two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $485 per Interest. These offers expired in August 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 3.76% of the outstanding Interests have been purchased in 1996 and 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,249,000. Such funds will be utilized for working capital requirements and distributions to partners.

The sources of capital (in addition to the cash and cash equivalents) for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge and from its sale and/or refinancing.

     After reviewing the sole remaining property, Oakridge Mall, and its competitive marketplace, and considering the renovation which was completed in 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. Accordingly, Oakridge Mall has been considered held for sale or disposition as of December 31, 1996. Therefore, the property will no longer be subject to continued depreciation. The affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 time frame, barring unforeseen economic developments. In such regard, an agreement in principle has been reached to sell the Partnership's last remaining investment property. The sale is subject to certain contingencies, including the venture partner's right of first refusal.
Upon sale of the last remaining investment property, the Partnership would then proceed to terminate its affairs.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is due primarily to the temporary investment of cash generated from operations at the Oakridge investment property.

     The increase in rents and other receivables at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of tenant rental receipts at the Oakridge investment property.

     The increase in escrow deposits and other assets and the corresponding increase in accounts payable at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the Oakridge investment property.

     The increase in accrued rents receivable at September 30, 1997 as compared to December 31, 1996 is due to new tenant leases and lease renewals which provide for increases in minimum lease payments over the terms of the leases. The Partnership accrues rental income related to these leases for the full period of occupancy on a straight-line basis.

     The decrease in venture partner's deficit in venture at September 30, 1997 as compared to December 31, 1996 as well as the increase in venture partner's share of venture operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the decreases in depreciation expense, as discussed below.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 1997 as compared to December 31, 1996 is due to the reclassification of the mortgage loan secured by the Oakridge investment property which is scheduled to mature in February 1998. As discussed in the notes to consolidated financial statements, the Oakridge Venture currently intends to exercise its option to extend the loan for six months to August 1998.

     The increase in rental income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to increased average occupancy and increased effective rental rates achieved on new leases and lease renewals during 1997 including the early lease renewal of a tenant occupying 15,268 square feet (approximately 5% of the total gross leasable area) at the Oakridge investment property during the third quarter of 1997.

     The decrease in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to a decrease in the amount of cash invested in short-term investments as a result of Oakridge venture distributions made to its partners and the subsequent distribution by the Partnership to its Partners during 1996.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to the Oakridge investment property being classified as held for sale as of December 31, 1996 and therefore no longer subject to continued depreciation.

     The increase in property operating expenses for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to an increase in ground rent expense which is primarily computed based on income generated at the Oakridge investment property.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to an increase in leasing activity at the Oakridge investment property and the amortization of the related lease commissions.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .       88%        88%       88%       92%      91%     90%     90%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997