Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1998-03-27
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997  Commission file number 0-8915



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
    (Exact name of registrant as specified in its charter)


          Illinois            36-2875192
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None

                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   4

Item 3.    Legal Proceedings . . . . . . . . . . .   6

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   6


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and
           Related Security Holder Matters . . . .   6

Item 6.    Selected Financial Data . . . . . . . .   7

Item 7.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . .  11

Item 7A.   Quantitative and Qualitative
           Disclosures About Market Risk . . . . .  15

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  16

Item 9.    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure. . . . . . . .  37


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  37

Item 11.   Executive Compensation. . . . . . . . .  40

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  41

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  42


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  42


SIGNATURES . . . . . . . . . . . . . . . . . . . .  44

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's remaining real estate investment is located in the State of California and it has no real estate investments located outside of the United States or in any other country. A presentation of information about industry segments, geographic regions, raw materials, or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2027. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs not later than December 31, 1999, perhaps in 1998, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                             SALE OR DISPOSITION
                                               DATE OR IF OWNED
                                             AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (d)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------    ---------------------
1. Waterford Corners
    Shopping Center
    Waterford Township,
    Michigan . . . .       73,000     3-8-77        3-17-78            fee ownershipof land and
                           sq.ft.                                      improvements
                           g.l.a.
2. Place II Apartments
    Phoenix, Arizona      161 units   6-6-77        4-1-82             fee ownership of land and
                                                                       improvements
3. Southland Mall
    Columbus, Ohio .      119,000     7-15-77       1-1-84             fee ownership of land and
                           sq.ft.                                      improvements
                           g.l.a.
4. Walnut Bend
    Apartments
    Dallas, Texas. .      260 units   10-1-77       6-27-83            fee ownership of land and
                                                                       improvements
5. Bellfort II
    Apartments
    Houston, Texas .      180 units   7-15-77       3-29-85            fee ownership of land and
                                                                       improvements (through joint
                                                                       venture partnership)
6. Spice Island
    Apartments
    Houston, Texas .      256 units   9-16-77       5-31-84            fee ownership of land and
                                                                       improvements
7. Bush River Mall
    Columbia,
    South Carolina .      108,000     7-15-77      12-15-83            fee ownership of land and
                           sq.ft.                                      improvements
                           g.l.a.
8. Oakridge Mall
    San Jose,
    California . . .      335,000    10-15-77         22%              fee ownership of improve-

                           sq.ft.                                      ments and ground leasehold
                           g.l.a.                                      interest in land (through
                                                                       joint venture partnership)
                                                                       (b)(c)(e)
9.  Windridge Apartments
     Dallas, Texas .      232 units  12-29-77       10-1-89            fee ownership of land and
                                                                       improvements (through joint
                                                                       venture partnership)




                                             SALE OR DISPOSITION
                                               DATE OR IF OWNED
                                             AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (d)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------    ---------------------

10. Shadowridge of
     San Antonio
     Apartments
     San Antonio, Texas   252 units  12-29-77       8-29-83            fee ownership of land and
                                                                       improvements
11. North Chase
     Apartments
     Houston, Texas.      294 units   4-7-78        2-5-91             fee ownership of land and
                                                                       improvements (through joint
                                                                       venture partnerships)
12. Wakefield
     Apartments
     Marietta, Georgia    312 units   7-31-78      12-20-82            fee ownership of land and
                                                                       improvements


---------------

(a) The computation of this percentage for the property held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

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

Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its remaining investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant mix, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the remaining investment property held at December 31, 1997 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1997.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's remaining investment property:

                                                   1996                    1997
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At
                           Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           ----------------------  ----  ---------  ----  ---- ----- -----
1.  Oakridge Mall
      San Jose, California Retail             88%   88%   88%  92%   91%   90%   90%   94%

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.



                            PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1997, there were 1,641 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                   YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                           1997        1996         1995        1994         1993
                       -----------  ----------   ----------  ----------   ----------

Total income . . . . . $10,378,344   8,761,868    8,438,395   7,996,717    8,179,492
                       ===========  ==========   ==========  ==========   ==========
Earnings (loss) before
 gain on sale of
 investment property . $ 1,651,012     656,212      954,353   1,003,409      726,111
Gain on sale of invest-
 ment property . . . .       --          --           --          --       2,667,071
Extraordinary item, net
 of venture partner's
 share . . . . . . . .       --          --        (391,010)      --           --
                       -----------  ----------   ----------  ----------   ----------
Net earnings (loss). . $ 1,651,012     656,212      563,343   1,003,409    3,393,182
                       ===========  ==========   ==========  ==========   ==========
Net earnings (loss)
 per Interest (b):
    Earnings (loss)
     before gain on
     sale of invest-
     ment property . . $     88.03       34.99        50.88       53.50        38.72
    Gain on sale of
     investment
     property. . . . .       --          --           --          --          146.65
    Extraordinary item,
     net of venture
     partner's share .       --          --          (21.50)      --           --
                       -----------  ----------   ----------  ----------   ----------
    Net earnings (loss)$     88.03       34.99        29.38       53.50       185.37
                       ===========  ==========   ==========  ==========   ==========
Total assets . . . . . $25,211,227  24,881,744   28,723,368  16,393,988   15,729,136
Long-term debt . . . . $     --     23,002,015   24,532,836  13,741,800   14,245,434
Cash distributions per
 Interest (c). . . . . $     --         125.00        --           5.00        20.00
                       ===========  ==========   ==========  ==========   ==========





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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------

Oakridge Mall   a)   The gross leasable area ("GLA") occupancy
                     rate and average base rent per square foot
                     as of December 31 for each of the last
                     five years were as follows:

                                              GLA           Avg. Base Rent Per
                      December 31,       Occupancy Rate     Square Foot (1)
                      ------------       --------------     ------------------

                           1993. . . . .      96%              16.01
                           1994. . . . .      93%              17.07
                           1995. . . . .      88%              18.04
                           1996. . . . .      92%              17.53
                           1997. . . . .      94%              18.77

                           (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                        Base Rent Scheduled LeaseLease
                b)     Significant Tenants   Square FeetPer Annum Expiration DateRenewal Option(s)
                       -------------------   -------------------- --------------------------------

                       Oakridge Lanes II      48,500    $145,000  8/2003        N/A
                       (Entertainment)

                       Michaels               23,332     303,316  6/1999        N/A
                       (Variety)

                       Oakridge 6 Theatre     15,346      67,067  12/1998       N/A
                       (Entertainment)

                       Walgreens              15,268     244,288  06/1999       N/A
                       (Drug)

                c)     The following table sets forth as of
                       December 31, 1997 certain information
                       with respect to the expiration of
                       leases for the next ten years at the
                       Oakridge Mall:

                                                                   Annualized     Percent of
                                      Number of     Approx. Total  Base Rent      Total 1997
                       Year Ending    Expiring      GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases        Leases         Leases         Expiring
                       ------------   ---------     --------------------------    ----------

                         1998             9            29,667        359,627            6%
                         1999            11            53,748      1,015,577           18%
                         2000             6            11,012        418,277            7%
                         2001             6            21,410        498,831            9%
                         2002             4             9,693        308,992            5%
                         2003            10            68,475        510,576            9%
                         2004            11            24,494        682,514           12%
                         2005             6             7,902        296,374            5%
                         2006            11            23,547        620,401           11%
                         2007            14            48,632        914,255           16%


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

     During 1996, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership for amounts ranging from $335 to $475 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired.

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

     The Partnership is also aware that, in June 1997, two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $485 per Interest. These offers expired in August 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 3.78% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,078,000. Such funds will be utilized for working capital requirements and distributions to partners. The Partnership and its consolidated venture have currently budgeted approximately $132,000 in 1998 for tenant improvements and other capital expenditures at the Oakridge investment property. The Partnership's share of such items in 1998 is currently budgeted to be approximately $66,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital (in addition to the cash and cash equivalents) for such items and for both short-term and long-term future liquidity and distributions are expected to be through net cash generated by Oakridge and from its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussion below and also to the Partnership's disclosure of property lease expirations in
Item 6. The Partnership's and its venture's mortgage obligation secured by the Oakridge investment property is non-recourse and is secured solely by the investment property. The Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

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

     OAKRIDGE MALL

     The Partnership has been in discussions with potential buyers for the Oakridge Shopping Mall (on behalf of the venture) or the Partnership's interest in the property. In March 1998, an agreement in principle was reached to sell the Partnership's interest in the property to the venture partner. If the sale is consummated on the proposed terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes. There can be no assurances that the sale will be consummated under the terms of the agreement or under any other terms. However, upon the ultimate sale of the property or the Partnership's interest in the property, the Partnership would then proceed to terminate its affairs.

     The mortgage loan was scheduled to mature in February 1998, however, the venture exercised its option to extend the loan for six months to August 1998. Accordingly, the mortgage loan has been classified as current in the accompanying consolidated financial statements at December 31, 1997.

Such short-term extension is currently considered adequate given the venture's current property sale plans. However, if the venture is unsuccessful in selling the property before the current loan maturity date, the venture would seek an additional loan extension from the current lender or would seek to refinance the mortgage loan.

     Montgomery Ward, an anchor department store, which owns its own facility at Oakridge Mall, filed for bankruptcy protection pursuant to Chapter 11 of the Federal Bankruptcy Code on July 7, 1997. The anchor store continues to operate and fulfill its obligations under its operating agreement.

     The property underwent a major remodeling and expansion which was completed in 1996. Capital expenditures related to the expansion and remodeling and tenant improvement and other leasing costs associated with the mall expansion were funded by a separate $8,000,000 construction holdback from the February 1995 refinancing. Pursuant to the Oakridge venture agreement, 50% of any partner funding obligations for items such as capital costs were required to be funded by each venture partner. However, additional partner fundings related to the expansion and remodeling were not required.

     In July 1996, Oakridge venture distributed $5,400,000 (of which the Partnership's share was $2,700,000) of previously restricted refinancing proceeds. Subsequently, in August 1996, the Partnership distributed $2,250,625 ($125 per Interest) of such refinancing proceeds to the Limited Partners and $397,169 to the General Partners. During the fourth quarter of 1996, Oakridge venture distributed an additional $1,500,000 to its partners (of which the Partnership's share was $750,000).

     The property has been considered held for sale or disposition as of December 31, 1996. Therefore, the property is no longer subject to continued depreciation.

GENERAL

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. The Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the sole remaining property, Oakridge Mall, and its competitive marketplace, and considering the renovation that was completed in 1996, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in 1998, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is primarily due to the temporary investment of cash generated from operations at the Oakridge investment property.

     The increase in rents and other receivables at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of and increase in lump sum recoveries due from tenants at the Oakridge investment property.

     The increase in escrow deposits and other assets at December 31, 1997 as compared to December 31, 1996 is primarily due to the prepayment of commissions for certain tenant leases which are considered prepaid expenses as the leases do not commence until 1998 at the Oakridge investment property.

     The increase in accrued rents receivable at December 31, 1997 as compared to December 31, 1996 is due to new tenant leases and lease renewals at the Oakridge investment property which provide for increases in minimum lease payments over the terms of the leases. The Partnership accrues rental income related to these leases for the full period of occupancy on a straight-line basis.

     The decrease in venture partner's deficit in venture at December 31, 1997 as compared to December 31, 1996 is primarily due to the increase in rental income and the decrease in depreciation expense at the Oakridge investment property, as discussed below.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt at December 31, 1997 as compared to December 31, 1996 is due to the reclassification of the mortgage loan secured by the Oakridge investment property which is currently scheduled to mature in August 1998.

     The increase in accounts payable at December 31, 1997 as compared to December 31, 1996 is primarily due to an increase in accrued ground rent participation related to the increase in accrued rents receivable at the Oakridge investment property. As discussed more fully in the notes, the ground lease provides for the payment of additional ground rent related to the operations of the Oakridge investment property.

      The increase in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to increased average occupancy and increased effective rental rates achieved on new leases and lease renewals during 1997 including the early lease renewal of a tenant occupying 15,268 square feet (approximately 5% of the total gross leasable area) at the Oakridge investment property. The increase in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in occupancy of temporary tenants at the Oakridge investment property as a result of the completion of the mall expansion and remodeling project as well as increased sales at the property during 1996.

     The decrease in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to a decrease in the amount of cash available for short-term investments as a result of Oakridge venture distributions made to its partners and the subsequent distribution by the Partnership to its Partners during 1996.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the Oakridge investment property being classified as held for sale as of December 31, 1996, and therefore, no longer subject to continued depreciation. The increase in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the capital additions incurred during 1996 and 1995 at the Oakridge investment property.

     The increase in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the increase in ground rent participation expense (discussed above) and increased HVAC and parking lot repairs at the Oakridge investment property in 1997. The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to increased ground rent expense and increased occupancy at the Oakridge investment property.

     The decrease in amortization of deferred expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the full amortization of certain tenant lease commissions at the Oakridge investment property during 1997. The increase in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the amortization of costs associated with the refinancing in 1995 of the mortgage debt secured by the Oakridge investment property.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to an increase in investor report printing costs, professional liability insurance costs and outsource service fees in 1997. The increase in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in professional services as a result of the outsourcing of certain services in October 1995.

     The increase in venture partner's share of venture's operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the increase in rental income and the decrease in depreciation expense at the Oakridge investment property in 1997 as discussed above. The decrease in venture partner's share of venture's operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the increases in depreciation expense, property operating expenses and amortization of deferred expenses as well as the decrease in interest income, partially offset by the increase in rental income, as discussed above.

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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's sole remaining property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

                             INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

Notes to Consolidated Financial Statements

                                                SCHEDULE

   Consolidated Real Estate and Accumulated DepreciationIII


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - VII and consolidated venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                           KPMG PEAT MARWICK LLP


Chicago, Illinois
March 23, 1998

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                  1997            1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $  4,078,008      3,840,380
  Rents and other receivables. . . . . . . . . . . . . . . .       773,584        141,089
  Escrow deposits and other assets . . . . . . . . . . . . .       304,079        251,541
                                                              ------------    -----------

          Total current assets . . . . . . . . . . . . . . .     5,155,671      4,233,010
                                                              ------------    -----------

  Property held for sale or disposition. . . . . . . . . . .    16,148,745     15,741,875
                                                              ------------    -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . .     1,222,059      1,247,802
Accrued rents receivable . . . . . . . . . . . . . . . . . .     1,211,580        891,801
Venture partner's deficit in venture . . . . . . . . . . . .     1,473,172      2,767,256
                                                              ------------    -----------

                                                              $ 25,211,227     24,881,744
                                                              ============    ===========





                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------
                                                                  1997            1996
                                                              ------------    -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . $  23,002,015      1,530,822
  Accounts payable . . . . . . . . . . . . . . . . . . . . .     1,087,454        870,137
  Accrued interest . . . . . . . . . . . . . . . . . . . . .       176,157        187,881
                                                              ------------    -----------
          Total current liabilities. . . . . . . . . . . . .    24,265,626      2,588,840

Tenant security deposits . . . . . . . . . . . . . . . . . .        54,562         50,862
Long-term debt, less current portion . . . . . . . . . . . .         --        23,002,015
                                                              ------------    -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . .    24,320,188     25,641,717

Venture partner's subordinated equity in venture . . . . . .       105,529        105,529

Partners' capital accounts (deficits):
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . .         1,000          1,000
     Cumulative net losses . . . . . . . . . . . . . . . . .      (631,646)      (697,686)
     Cumulative cash distributions . . . . . . . . . . . . .      (676,244)      (676,244)
                                                              ------------    -----------
                                                                (1,306,890)    (1,372,930)
                                                              ------------    -----------
  Limited partners (18,005 interests):
     Capital contributions, net of offering costs. . . . . .    16,269,038     16,269,038
     Cumulative net earnings . . . . . . . . . . . . . . . .    15,314,883     13,729,911
     Cumulative cash distributions . . . . . . . . . . . . .   (29,491,521)   (29,491,521)
                                                              ------------    -----------
                                                                 2,092,400        507,428
                                                              ------------    -----------
          Total partners' capital accounts (deficit) . . . .       785,510       (865,502)
                                                              ------------    -----------

                                                              $ 25,211,227     24,881,744
                                                              ============    ===========

                 See accompanying notes to consolidated financial statements.

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997          1996           1995
                                               ------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 10,127,703     8,318,615      7,761,913
  Interest income. . . . . . . . . . . . . .        250,641       443,253        676,482
                                               ------------  ------------   ------------
                                                 10,378,344     8,761,868      8,438,395
                                               ------------  ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .      2,181,931     2,324,469      2,179,802
  Depreciation . . . . . . . . . . . . . . .          --          932,159        670,045
  Property operating expenses. . . . . . . .      4,424,469     3,685,371      3,372,401
  Professional services. . . . . . . . . . .         77,668        78,423         77,594
  Amortization of deferred expenses. . . . .        245,789       280,651        169,682
  General and administrative . . . . . . . .         98,391        84,560         44,688
                                               ------------  ------------   ------------
                                                  7,028,248     7,385,633      6,514,212
                                               ------------  ------------   ------------
                                                  3,350,096     1,376,235      1,924,183
Venture partner's share of venture's
  operations . . . . . . . . . . . . . . . .     (1,699,084)     (720,023)      (969,830)
                                               ------------  ------------   ------------
        Earnings (loss) before
          extraordinary item . . . . . . . .      1,651,012       656,212        954,353

Extraordinary item:
  Prepayment penalty and deferred mortgage
    expense on refinancing long-term debt,
    net of venture partner's share of $391,010        --            --          (391,010)
                                               ------------  ------------   ------------

        Net earnings (loss). . . . . . . . .   $  1,651,012       656,212        563,343
                                               ============  ============   ============





                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1997          1996           1995
                                               ------------  ------------   ------------
        Net earnings per limited partnership
          interest:
            Earnings (loss) before extra-
              ordinary item. . . . . . . . .  $       88.03         34.99          50.88
            Extraordinary item, net of venture
              partner's share. . . . . . . .          --            --            (21.50)
                                               ------------  ------------   ------------
                Net earnings (loss) per limited
                 partnership interest. . . .   $      88.03         34.99          29.38
                                               ============  ============   ============




























                 See accompanying notes to consolidated financial statements.

                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                      NET                                 NET OF      NET
            CONTRI- EARNINGS     CASH                    OFFERING  EARNINGS     CASH
            BUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS  TOTAL
            ------------------------------ ----------- ---------------------------------------------
Balance
 (deficit) at
 December 31,
 1994. . . . .$1,000 (758,198)   (279,075) (1,036,273) 16,269,038 12,570,868 (27,240,896)1,599,010

Net earnings
 (loss). . . . --      34,264       --         34,264       --       529,079       --      529,079
Cash distribu-
 tions ($0
 per limited
 partnership
 interest) . . --       --          --          --          --         --          --        --
             ------  --------    --------  ----------  ---------- ---------- ----------- ---------

Balance
 (deficit) at
 December 31,
 1995. . . . .1,000  (723,934)   (279,075) (1,002,009) 16,269,038 13,099,947 (27,240,896)2,128,089

Net earnings
 (loss). . . . --      26,248       --         26,248       --       629,964       --      629,964
Cash distribu-
 tions ($125
 per limited
 partnership
 interest) . . --       --       (397,169)   (397,169)      --         --     (2,250,625)(2,250,625)
             ------  --------    --------  ----------  ---------- ---------- ----------- ---------





                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                      NET                                 NET OF      NET
            CONTRI- EARNINGS     CASH                    OFFERING  EARNINGS     CASH
            BUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS  TOTAL
            ------------------------------ ----------- ---------------------------------------------

Balance
 (deficit) at
 December 31,
 1996. . . . .1,000  (697,686)   (676,244) (1,372,930) 16,269,038 13,729,911 (29,491,521)  507,428

Net earnings
 (loss). . . . --      66,040       --         66,040       --     1,584,972       --    1,584,972
Cash distribu-
 tions ($0
 per limited
 partnership
 interest) . . --       --          --          --          --         --          --        --
             ------  --------    --------  ----------  ---------- ---------- ----------- ---------

Balance
 (deficit) at
 December 31,
 1997. . . . .$1,000 (631,646)   (676,244) (1,306,890) 16,269,038 15,314,883 (29,491,521)2,092,400
             ======  ========    ========  ==========  ========== ========== =========== =========












                    See accompanying notes to consolidated financial statements.

                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    1997         1996            1995
                                                -----------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $ 1,651,012       656,212        563,343
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .          --          932,159        670,045
    Amortization of deferred expenses. . . .        245,789       280,651        169,682
    Venture partner's share of venture's
      operations . . . . . . . . . . . . . .      1,699,084       720,023        969,830
    Extraordinary item, net of venture partner's
      share of $391,010. . . . . . . . . . .          --            --           391,010
Changes in:
  Rents and other receivables. . . . . . . .       (632,495)      313,502        (57,016)
  Escrow deposits and other assets . . . . .        (52,538)       21,545        695,226
  Accrued rents receivable . . . . . . . . .       (319,779)      (81,691)        (1,745)
  Accounts payable . . . . . . . . . . . . .        217,317       (39,284)        (4,030)
  Accrued interest . . . . . . . . . . . . .        (11,724)      (10,697)       171,665
  Tenant security deposits . . . . . . . . .          3,700       (10,387)        (3,857)
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .      2,800,366     2,782,033      3,564,153
                                                -----------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .          --            --           122,949
  Restricted funds . . . . . . . . . . . . .          --        4,294,143     (4,294,143)
  Restricted construction loan proceeds. . .          --        2,783,191     (2,783,191)
  Additions to investment property . . . . .       (406,870)   (1,186,303)    (6,050,256)
  Payment of deferred expenses . . . . . . .       (220,046)     (164,508)      (756,555)
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .       (626,916)    5,726,523    (13,761,196)
                                                -----------   -----------    -----------





                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE
                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1997         1996            1995
                                                -----------   -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .     (1,530,822)   (1,396,897)   (15,315,700)
  Distributions to venture partners. . . . .       (405,000)   (3,450,000)         --
  Initial proceeds received on refinanced
    long-term debt . . . . . . . . . . . . .          --            --        19,000,000
  Payments received from refinanced long-term
    debt holdback. . . . . . . . . . . . . .          --            --         8,000,000
  Prepayment penalty on long-term debt . . .          --            --          (708,234)
  Distributions to limited partners. . . . .          --       (2,250,625)         --
  Distributions to general partners. . . . .          --         (397,169)         --
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . .     (1,935,822)   (7,494,691)    10,976,066
                                                -----------   -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . .        237,628     1,013,865        779,023
          Cash and cash equivalents,
            beginning of year. . . . . . . .      3,840,380     2,826,515      2,047,492
                                                -----------   -----------    -----------
          Cash and cash equivalents, end of year$ 4,078,008     3,840,380      2,826,515
                                                ===========   ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net
    of amounts capitalized of $179,853 in 1995  $ 2,193,655     2,335,166      2,008,137
                                                ===========   ===========    ===========
  Non-cash investing and financing activities:
    Extraordinary item . . . . . . . . . . .    $     --            --            73,786
                                                ===========   ===========    ===========











                    See accompanying notes to consolidated financial statements.

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) an equity investment in a shopping center in San Jose, California. Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999, perhaps in 1998, barring any unforeseen economic developments.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Oakridge Associates ("Oakridge"), in which the Partnership has certain preferential claims and rights, as discussed below. The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:

                                           1997                          1996
                                            -------------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (UNAUDITED)    GAAP BASIS     (UNAUDITED)
                                ------------    -----------   ------------    ----------
Total assets . . . . . . . . .   $25,211,227      3,279,035    24,881,744      2,919,787
Partners' capital accounts
 (deficit):
    General partners . . . . .    (1,306,890)    (1,345,360)   (1,372,930)    (1,388,326)
    Limited partners . . . . .     2,092,400      1,222,278       507,428        191,085
Net earnings (loss):
    General partners . . . . .        66,040         42,966        26,248         25,942
    Limited partners . . . . .     1,584,972      1,031,193       629,964        589,061
Net earnings (loss) per
 limited partnership
 interest. . . . . . . . . . .         88.03          57.27         34.99          32.72
                                 ===========     ==========   ===========    ===========


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each year (18,005). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,219,670 and $2,979,126 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in commercial paper and an institutional mutual fund which holds U.S. Government obligations. Remaining amounts, if any, (generally with original maturities of one year or less) are reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of commitment fees incurred in connection with the acquisition and financing of the Partnership's sole operating property along with lease commissions paid on the Partnership's sole operating property. Deferred loan fees and leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements.

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

     The Partnership has or had acquired, either directly or through joint ventures, eight apartment complexes and four shopping centers. All of the properties have been sold or disposed of, except one shopping center. The remaining investment property owned at December 31, 1997 is operating. The cost of the remaining investment property represents the total cost to the Partnership and its venture, plus miscellaneous acquisition costs.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such property (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     As the venture had committed to a plan to sell the Partnership's remaining property, the property was classified as held for sale as of December 31, 1996, and therefore, is not subject to continued depreciation beginning January 1, 1997. The results of operations of the Partnership's remaining property included in the accompanying consolidated financial statements were net income of $3,398,168, $1,440,046 and $1,939,659 for the years ended December 31, 1997, 1996 and 1995, respectively.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

     The Partnership at December 31, 1997 is a party to one operating joint venture agreement. Pursuant to such agreement, the Partnership made initial capital contributions of $3,352,642 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partner, who was the seller of the property investment being acquired, made no cash contributions to the venture, but its retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest (which was determined by arm's-length negotiations).

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

     Pursuant to the venture agreement, beginning January 1, 1983, any net cash flow is to be and has been distributed equally to the Partnership and the seller. The Partnership has a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture. Once the preferred position has been satisfied, any excess sale or refinancing proceeds from the venture are to be distributed so that the Partnership and the venture partner equally share the proceeds.

     Venture operating profits and losses are allocated to the venture partners generally in proportion to their distributions of net cash flow. In 1997, 1996 and 1995, profits and losses were allocated 50% to the Partnership and 50% to the venture partner. An affiliate of the venture partner manages the property pursuant to an agreement which provides for a management fee calculated at a percentage of certain types of income.

     The Partnership has been in discussions with potential buyers for the Oakridge Shopping Mall (on behalf of the venture) or the Partnership's interest in the property.

     In March 1998, an agreement in principle was reached to sell the Partnership's interest in the property to the venture partner. If the sale is consummated on the proposed terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes. There can be no assurances that the sale will be consummated under the terms of the agreement or under any other terms.

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

     In February 1995, Oakridge refinanced the existing mortgage loan secured by the property (which had a balance of approximately $14,165,000 at the February 1995 closing) in the amount of $27,000,000. The mortgage loan was scheduled to mature in February 1998, however, the venture exercised its option to extend the loan for six months to August 1998. Accordingly, the mortgage loan has been classified as current in the accompanying consolidated financial statements at December 31, 1997. Such short-term extension is currently considered adequate given the venture's current property sale plans. However, if the venture is unsuccessful in selling the property before the current loan maturity date, the venture would seek an additional loan extension from the current lender or would seek to refinance the mortgage loan.

     At the February 1995 refinancing, the venture received approximately $4,300,000 in net proceeds (after payoff of the existing loan including a prepayment penalty of approximately $708,000 and closing costs). These proceeds were utilized for capital expenditures, including the replacement of the roof, and previously deferred maintenance at the mall. Such refinancing resulted in recognition of an extraordinary item of $782,020 (including deferred mortgage costs and accrued interest), of which the Partnership's share was $391,010. The lender held back $8,000,000 of the loan proceeds for the construction of an expansion and remodeling of the mall which commenced in April 1995 and was completed in 1996. As a result of the venture completing the renovation and remodel of the mall in 1996, approximately $2,800,000 of excess proceeds from the refinancing was released from escrow by the lender. Additionally, after the venture's review of the requirements for operating reserves, repairs and deferred maintenance projects, the remaining loan proceeds of $4,294,143 were distributed to the partners of the venture. As a result of this distribution of refinancing proceeds, the Partnership's preferential position in the venture, as discussed above, was satisfied. Accordingly, any additional distributions of sale or refinancing proceeds will be allocated equally to the partners of the venture.

     Nordstrom (which owned its own store) left the center in March 1995. Nordstrom assigned, transferred and conveyed its interest in its land, building and Reciprocal Easement Agreement ("REA") to Sears Roebuck and Co. which opened its new store on October 28, 1995. The Nordstrom closing and Sears Roebuck and Co. opening did not have a significant adverse impact on the operations of the mall. The property's other anchor tenants, Montgomery Ward and R.H. Macy, are also subject to the REA. The REA requirement for each anchor tenant to operate a department store under it's specific name expired in August 1993 and in addition, the REA requirement for each anchor tenant to operate a department store under any name expires in August 1998. The Partnership and its joint venture partner have decided not to pursue extensions of the operating covenants in the REA until such time, if ever, that negotiations for such extensions are deemed to be in the best interest of Oakridge.


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                     1997           1996
                                 -----------    -----------
9.19% mortgage note; secured
 by the Oakridge Mall Shopping
 Center in San Jose, California;
 balance payable in monthly
 installments of $310,165
 (including interest) until
 maturity in August 1998 . . .   $23,002,015    24,532,837

     Less current portion of
       long-term debt  . . . .    23,002,015     1,530,822
                                 -----------   -----------

     Total long-term debt. . .   $     --       23,002,015
                                 ===========   ===========

     Five year maturities of long-term debt are summarized as follows:

                  1998 . . . . . . . .   $23,002,015
                  1999 . . . . . . . .        --
                  2000 . . . . . . . .        --
                  2001 . . . . . . . .        --
                  2002 . . . . . . . .        --
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


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership and its consolidated venture's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases with shopping center tenants range from one to thirty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments including amounts representing executory costs (e.g.,taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating lease agreements relating to the shopping center, are as follows:

                1998 . . . . . . .  $ 6,387,773
                1999 . . . . . . .    5,743,192
                2000 . . . . . . .    4,894,754
                2001 . . . . . . .    4,426,709
                2002 . . . . . . .    3,881,238
                Thereafter . . . .   10,688,519
                                    -----------
                    Total. . . . .  $36,022,185
                                    ===========

     Additional contingent rent (based on sales by property tenants) included in rental income was as follows:

                1995 . . . . . . .     $115,566
                1996 . . . . . . .      301,074
                1997 . . . . . . .      456,881
                                       ========

LEASES - AS PROPERTY LESSEE

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

     Minimum rental expense for 1997, 1996 and 1995 under the above operating lease was $203,357 in each year. Additional rental expense under the above operating lease was $1,092,293, $850,773 and $696,896 for 1997,
1996 and 1995, respectively.

     Future minimum rental commitments under the lease are as follows:

                1998 . . . . . . .   $  203,357
                1999 . . . . . . .      203,357
                2000 . . . . . . .      203,357
                2001 . . . . . . .      203,357
                2002 . . . . . . .      203,357
                Thereafter . . . .    1,059,198
                                     ----------
                                     $2,075,983
                                     ==========


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                                   UNPAID AT
                                                  DECEMBER 31,
                        1997      1996      1995     1997
                      --------  --------  --------------------
Reimbursement (at
 cost) for out-of-
 pocket expenses . .   $  --       5,716    10,445      --
                       -------    ------  --------     -----
                       $  --       5,716    10,445      --
                       =======    ======  ========     =====

     The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date. All such fees, which total $940,488, were paid as of December 31, 1997.


                                                                              SCHEDULE III

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1997



                                                       GROSS AMOUNT AT WHICH CARRIED
                         INITIAL COST TO                  AT CLOSE OF PERIOD (B)
                         PARTNERSHIP (A)--------------------------------------------------------
                    -------------------------    COSTS
                        LAND AND  BUILDINGS   CAPITALIZED    LAND AND    BUILDINGS
                        LEASEHOLD   AND        SUBSEQUENT    LEASEHOLD      AND
           ENCUMBRANCE  INTERESTSIMPROVEMENTSTO ACQUISITION  INTERESTS  IMPROVEMENTS TOTAL (C)
           ----------- ------------------------------------------------ -----------------------
SHOPPING
 CENTER:
  San Jose,
  California$23,002,015     -- (E) 17,952,393    16,499,0152,179,147(E)   32,272,26134,451,408
           ===========     ======= ==========    ======================   ====================


                                                                  SCHEDULE III - CONTINUED

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                     STATEMENT OF      1997
                             ACCUMULATED          DATE OF    DATE     OPERATIONS   REAL ESTATE
                            DEPRECIATION(D)    CONSTRUCTIONACQUIRED  IS COMPUTED      TAXES
                           ----------------    ------------------------------------------------
SHOPPING
 CENTER:
  San Jose,
  California . . . . . . . . .   18,302,663      1978       10-15-77    5-40 years    501,891
                                 ==========                                           =======

------------------

Notes:
       (A) The initial cost represents the original purchase price of the properties.
       (B) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $34,470,870.

                                                                  SCHEDULE III - CONTINUED

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

          (C)   Reconciliation of real estate carrying costs:

                                                    1997           1996           1995
                                                ------------   ------------  ------------

                    Balance at beginning of period$ 34,044,538   33,251,012    27,200,756
                    Additions during period. .       406,870        793,526     6,050,256
                                                ------------    -----------   -----------
                    Balance at end of period .  $ 34,451,408     34,044,538    33,251,012
                                                ============    ===========   ===========

          (D)  Reconciliation of accumulated depreciation:

                    Balance at beginning of period$ 18,302,663   17,370,504    16,700,459
                    Provision for current period       --           932,159       670,045
                                                ------------    -----------    ----------
                    Balance at end of period .  $ 18,302,663     18,302,663    17,370,504
                                                ============    ===========    ==========

          (E)  Property operated under ground lease.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1997 and 1996.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive officers and certain other officers of the Corporate General Partner are as follows:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income Properties-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")) and Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) ("Arvida"). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. He is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. Mr. Bluhm is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March 1973. He is a Certified Public Accountant.

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

In 1997, 1996 and 1995, the General Partners received distributions of $0, $397,169 and $0, respectively, and a management fee of $0, $0 and $0, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $42,966 in 1997.

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

    The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date which total $940,488, all of which were paid as of December 31, 1997.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Corporate General Partner of the Partnership was not due any reimbursement for such out-of-pocket expenses.

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

     (1)  Includes 10 Interests owned by an officer or his relatives for which such officer has investment and voting power as to such Interests so owned.

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

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

              By:    JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
              By     Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1998

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1998

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1998

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1998


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1998

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 25, 1998

                     STUART C. NATHAN*
              By:    Stuart C. Nathan,
                     Executive Vice President and Director
              Date:  March 25, 1998

              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 25, 1998

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