Form 10-K405/A
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1998-04-29
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                           PART III

   Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management.  Page 41.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                       By:  JMB Realty Corporation
                            Corporate General Partner



                                  GAILEN J. HULL
                            By:   Gailen J. Hull
                                  Senior Vice President



Dated:  April 24, 1998



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following own, or may be deemed to own, beneficially more than 5% of the outstanding Interests of the Partnership.

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
--------------            ----------                 -----------------     --------

Limited Partnership       Liquidity Fund XVI (1)     20 Interests          Less than
Interests                                            directly (2)          1%

Limited Partnership       LF 31, L.P. (1)            256 Interests         1.4%
Interests                                            directly (2)

Limited Partnership       Liquidity Fund 32,         455 Interests         2.5%
Interests                 L.P. (1)                   directly (2)

Limited Partnership       Liquidity Fund Income-     11 Interests          Less than
Interests                 Growth '87 (1)             directly (2)          1%

Limited Partnership       Liquidity Fund 65,         565.75 Interests      3.1%
Interests                 L.P. (1)                   directly (2)

Limited Partnership       Liquidity Financial        1,307.75 Interests    7.3%
Interests                 Group, L.P. (1)            indirectly (3)

Limited Partnership       Liquidity Financial        1,307.75 Interests    7.3%
Interests                 Corporation (1)            indirectly (3)


     (1)  The address of each beneficial owner listed in this subsection (a) is 1900 Powell Street, Suite 730,
Emeryville, California 94608.

     (2)  Each entity referenced by this note (2) has reported that it has sole voting and dispositive power with respect to the Interests that it owns directly as shown in the above table in this subsection (a).  However, voting and dispositive power is exercised on behalf of each such entity by its general partner, Liquidity
Financial Group, L.P.  The general partner of Liquidity Financial Group, L.P. is Liquidity Financial Corporation.
Because of their affiliation, all beneficial owners identified in this subsection (a) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 1,307.75 Interests (7.3%)
beneficially owned by them.  See note (3) of this subsection (a).  The exercise of voting power with respect to any Interests is subject to the terms and conditions of the Partnership Agreement of the Partnership.





     (3)  Includes the aggregate 1,307.75 Interests owned directly by the entities referenced by note (2) in this subsection (a).  Liquidity Financial Group, L.P. is the general partner of each such entity and exercises voting and dispositive power on behalf of each such entity. Liquidity Financial Corporation is the general partner of
Liquidity Financial Group, L.P.  As such, Liquidity Financial Group, L.P. and Liquidity Financial Corporation may
be deemed to have shared voting and dispositive power with respect to the aggregate 1,307.75 Interests owned by such entities.  Reference is made to note (2) in this subsection (a).



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

     (1)  Includes 10 Interests owned by an officer or his relatives for which such officer has voting and dispositive power as to such Interests so owned.

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












                                             41-A