Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1998-05-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                        Commission file number 0-8915




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  4,483,669      4,078,008
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           652,512        773,584
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .           401,513        304,079
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,537,694      5,155,671
                                                                           ------------    -----------
Property held for sale or disposition . . . . . . . . . . . . . . . .        16,148,745     16,148,745
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,183,781      1,222,059
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         1,136,757      1,211,580
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .         1,131,265      1,473,172
                                                                           ------------    -----------

                                                                           $ 25,138,242     25,211,227
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 22,596,906     23,002,015
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,072,259      1,087,454
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           173,055        176,157
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        23,842,220     24,265,626

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            51,609         54,562
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        23,893,829     24,320,188

Venture partner's subordinated equity in venture. . . . . . . . . . .           105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .          (617,511)      (631,646)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .          (676,244)      (676,244)
                                                                           ------------    -----------
                                                                             (1,292,755)    (1,306,890)
                                                                           ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        15,654,122     15,314,883
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (29,491,521)   (29,491,521)
                                                                           ------------    -----------
                                                                              2,431,639      2,092,400
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .         1,138,884        785,510
                                                                           ------------    -----------
                                                                           $ 25,138,242     25,211,227
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,149,467      2,225,521
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70,092         66,640
                                                                             -----------    -----------
                                                                               2,219,559      2,292,161
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .      524,782        560,494
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      859,540        862,690
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       26,000         24,059
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       54,637         61,322
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       29,319         34,714
                                                                             -----------     ----------
                                                                               1,494,278      1,543,279
                                                                             -----------     ----------
                                                                                 725,281        748,882

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .     (371,907)      (389,139)
                                                                             -----------     ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $   353,374        359,743
                                                                             ===========     ==========
       Net earnings (loss) per limited
         partnership interest . . . . . . . . . . . . . . . . . . . . . . .  $     18.84          19.18
                                                                             ===========     ==========
       Cash distributions per limited
         partnership interest . . . . . . . . . . . . . . . . . . . . . . .  $     --             --
                                                                             ===========     ==========




                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                (UNAUDITED)
                                                                                 1998           1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   353,374        359,743
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       54,637         61,322
    Venture partner's share of venture's operations . . . . . . . . . . . .      371,907        389,139
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      121,072       (334,695)
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .      (97,434)      (123,028)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       74,823        (53,830)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,195)       166,383
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,102)        (2,831)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (2,953)        10,346
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      857,129        472,549
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .        --          (108,763)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .      (16,359)       (26,490)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      (16,359)      (135,253)
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (405,109)      (369,669)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .      (30,000)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (435,109)      (369,669)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .      405,661        (32,373)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,078,008      3,840,380
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  4,483,669      3,808,007
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    527,884        563,325
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

     As the venture has committed to a plan to sell the Partnership's remaining property, the property was classified as held for sale as of December 31, 1996, and therefore, is not subject to continued depreciation beginning January 1, 1997. The results of operations, net of venture partner's share, of the Partnership's remaining property included in the accompanying consolidated financial statements was $371,907 and $396,899, respectively, for the three months ended March 31, 1998 and 1997.

     Certain amounts in the 1997 Financial Statements have been reclassified in order to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are as follows:

                                                          Unpaid at
                                                          March 31,
                                    1998       1997         1998
                                   ------     ------    -------------
Reimbursement (at cost) for
  out-of-pocket expenses. . .      $   20       --           --
                                   ======     ======        ====

OAKRIDGE VENTURE

     Occupancy at the property was 94% at March 31, 1998. As discussed below, the Partnership sold its interest in the venture to the venture partner in April 1998.

     Montgomery Ward, an anchor department store, which owns its own facility at Oakridge Mall, filed for bankruptcy protection pursuant to Chapter 11 of the Federal Bankruptcy Code on July 7, 1997. The anchor store continues to operate and fulfill its obligations under its operating agreement.

     The Partnership had been in discussions with potential buyers for the Oakridge Shopping Mall (on behalf of the venture) or the Partnership's interest in the property. Per the venture agreement, the venture partner held the right of first opportunity to purchase the Partnership's interest in the venture had the Partnership pursued a sale of the property.
Pursuant to the venture agreement, if the venture partner elected to exercise its right of first opportunity, the venture partner would then have 90 days after making such an election to close such sale. The purchase price of the Partnership's interest would be such as would produce for the Partnership the same consideration as the sale of the property to an unaffiliated third party.

     On April 8, 1998, the Partnership sold its interest to the venture partner for $31,950,000 ($20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000).
The Partnership received approximately $20,900,000 in cash at closing including a distribution of previously undistributed cash flow from operations of approximately $494,000 and adjustments for prorations and closing costs, but before consideration of certain costs of sale incurred by the Partnership, including a sale commission due to the General Partner.

Pursuant to the sale agreement, a cash reserve of $250,000 was established to pay for certain costs that may be incurred related to certain maintenance items at the property. Any funds remaining in the cash reserve at December 1, 1998 will be distributed one-half to the Partnership and one-half to the venture partner. As a result of this transaction, the Partnership will recognize a gain of approximately $23,000,000 for financial reporting purposes and expects to realize a gain of approximately $24,000,000 for Federal income tax purposes in 1998.

     In addition, in connection with the sale of the Partnership's interest in the venture and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expires December 1, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $1,000,000. Additionally, the Partnership provided a representation regarding its title relating to its Partnership interest in the venture. Such representation is for the full proceeds from sale of the interest and also expires December 1, 1998. The Partnership's interest in the venture was its only remaining property investment and due to its sale, the Partnership intends to wind up its affairs and liquidate by year end 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1997, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $485 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership had also received requests from other unaffiliated third parties for the list of Holders of Interests.

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

     The Partnership had been made aware that, in April 1998, an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. The offer seeks to purchase up to 4.9% of the Interests in the Partnership at $375 per Interest. Such offer expires in May 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price is inadequate.

     As of the date of this report, the Partnership is aware that 3.84% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,484,000. Such funds will be utilized for working capital requirements and distributions to partners. The sources of capital (in addition to the cash and cash equivalents) for future liquidity and distributions will be through net cash generated by Oakridge and from the sale of the Partnership's interest in Oakridge, as discussed below.

     Oakridge Mall has been considered held for sale or disposition as of December 31, 1996. On April 8, 1998, the Partnership sold its interest to the venture partner for $31,950,000 ($20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000). Reference is made to the Notes for a further description of such sale. Proceeds from the sale of the Partnership's interest, less any reserve deemed appropriate by the General Partner, are expected to be distributed to the partners in August 1998. The Partnership's interest in the venture was its only remaining property investment and due to its sale, the Partnership intends to wind up its affairs and liquidate by year end 1998. The Partnership will distribute its remaining cash after payment of expenses and liabilities. During 1998, it is currently expected that the partnership will distribute sale and final liquidating distributions in the aggregate in excess of $1,000 per Limited Partnership Interest. However, this is an estimate only and the sale and final liquidating distribution to the Limited Partners, which will depend on, among other things, amounts needed to pay or provide for the Partnership's remaining expenses and liabilities, may vary from such estimate.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to the temporary investment of cash generated from operations at the Oakridge investment property.

     The decrease in rents and other receivables at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of tenant rental receipts at the Oakridge investment property.

     The increase in escrow deposits and other assets at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Oakridge investment property.

     The decrease in venture partner's deficit in venture at March 31, 1998 as compared to December 31, 1997 is due to the allocation to the venture partner of its share of operations of the Oakridge investment property.

     The decrease in rental income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the collection in 1997 of delinquent rents from certain tenants at the Oakridge investment property which had been previously deemed uncollectible by the Oakridge venture.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's remaining investment property.

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .       91%        90%       90%       94%      94%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998