Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1998-08-13
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                         Commission file number 0-8915




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            JUNE 30,       DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  1,925,273      4,078,008
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .             7,518        773,584
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .             --           304,079
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         1,932,791      5,155,671
                                                                           ------------    -----------
Property held for sale or disposition . . . . . . . . . . . . . . . .             --        16,148,745
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,222,059
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --         1,211,580
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .             --         1,473,172
                                                                           ------------    -----------

                                                                           $  1,932,791     25,211,227
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            JUNE 30,       DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        23,002,015
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            30,611      1,087,454
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .             --           176,157
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .            30,611     24,265,626

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --            54,562
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .            30,611     24,320,188

Venture partner's subordinated equity in venture. . . . . . . . . . .           105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,564,997       (631,646)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,891,107)      (676,244)
                                                                           ------------    -----------
                                                                             (1,325,110)    (1,306,890)
                                                                           ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        35,249,494     15,314,883
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (48,396,771)   (29,491,521)
                                                                           ------------    -----------
                                                                              3,121,761      2,092,400
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .         1,796,651        785,510
                                                                           ------------    -----------
                                                                           $  1,932,791     25,211,227
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $   176,497     2,115,242     2,325,964     4,340,763
  Interest income . . . . . . . . . . . . . . .       182,683        58,517       252,775       125,157
                                                  -----------   -----------    ----------    ----------
                                                      359,180     2,173,759     2,578,739     4,465,920
                                                  -----------   -----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .        40,135       549,371       564,917     1,109,865
  Property operating expenses . . . . . . . . .        72,725       831,718       932,265     1,694,408
  Professional services . . . . . . . . . . . .        20,250        18,918        46,250        42,977
  Amortization of deferred expenses . . . . . .         4,249        59,384        58,886       120,706
  Management fees to corporate
    general partner . . . . . . . . . . . . . .        40,775         --           40,775         --
  General and administrative. . . . . . . . . .        21,387        21,112        50,706        55,826
                                                  -----------    ----------    ----------    ----------
                                                      199,521     1,480,503     1,693,799     3,023,782
                                                  -----------    ----------    ----------    ----------
                                                      159,659       693,256       884,940     1,442,138

Venture partner's share of
  venture's operations. . . . . . . . . . . . .       (30,788)     (351,575)     (402,695)     (740,714)
                                                  -----------    ----------    ----------    ----------
       Earnings (loss) before gain on
         sale of interest in investment
         property . . . . . . . . . . . . . . .       128,871       341,681       482,245       701,424

Gain from sale of interest in
  investment property . . . . . . . . . . . . .    22,649,009         --       22,649,009         --
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $22,777,880       341,681    23,131,254       701,424
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                (UNAUDITED)



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
       Net earnings (loss) per limited
         partnership interest:
          Earnings before gain on
            sale of interest in
            investment property . . . . . . .  .  $      6.87         18.22         25.71         37.40
          Gain from sale of interest
            in investment property. . . . . . .      1,081.46         --         1,081.46         --
                                                  -----------    ----------    ----------    ----------
                                                  $  1,088.33         18.22      1,107.17         37.40
                                                  ===========    ==========    ==========    ==========

       Cash distributions per limited
         partnership interest . . . . . . . . .   $  1,050.00         --         1,050.00         --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                 1998           1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $23,131,254        701,424
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       58,886        120,706
    Venture partner's share of venture's operations . . . . . . . . . . . .      402,695        740,714
    Gain from sale of interest in investment property . . . . . . . . . . .  (22,649,009)         --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      126,357       (181,528)
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .      (97,434)         5,894
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       74,823       (130,525)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,670)        21,944
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,102)        (5,728)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (2,953)         6,966
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,017,847      1,279,867
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .        --          (277,762)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .      (16,359)       (83,298)
  Proceeds from sale of interest in investment property . . . . . . . . . .   20,390,553          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   20,374,194       (361,060)
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (405,109)      (747,896)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .   (1,019,554)      (100,000)
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .  (18,905,250)         --
  Distribution to general partners. . . . . . . . . . . . . . . . . . . . .   (3,214,863)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (23,544,776)      (847,896)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .   (2,152,735)        70,911
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,078,008      3,840,380
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  1,925,273      3,911,291
                                                                            ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                (UNAUDITED)



                                                                                 1998           1997
                                                                            ------------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    527,884      1,115,593
                                                                            ============    ===========

  Non-cash investing and financing activities:
    Distribution of net assets to venture partner
      upon liquidation of joint venture . . . . . . . . . . . . . . . . . . $  2,090,031          --
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

                        JUNE 30, 1998 AND 1997
                              (UNAUDITED)

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

     As the venture had committed to a plan to sell the Partnership's Oakridge Mall investment property, the property was classified as held for sale as of December 31, 1996, and therefore, was not subject to continued depreciation beginning January 1, 1997. The results of operations, net of venture partner's share, of the Partnership's Oakridge Mall investment property (which was sold in April 1998) included in the accompanying consolidated financial statements was $402,695 and $740,714, respectively, for the six months ended June 30, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 are as follows:

                                                          Unpaid at
                                                          June 30,
                                    1998       1997         1998
                                  -------     ------    -------------
Management fees to corporate
  general partner . . . . . .     $40,775       --           --
Reimbursement (at cost) for
  out-of-pocket expenses. . .     $    30       --           --
                                  =======     ======        ====

OAKRIDGE VENTURE

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

     On April 8, 1998, the Partnership sold its interest to the venture partner for a cash payment of $20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000. The Partnership received approximately $20,900,000 in cash at closing including a distribution of previously undistributed cash flow from operations of approximately $494,000 and adjustments for prorations and closing costs, but before consideration of certain costs of sale incurred by the Partnership. Pursuant to the sale agreement, a cash reserve of $250,000 was established to pay for certain costs that may be incurred related to certain maintenance items at the property. Any funds remaining in the cash reserve at December 1, 1998 will be distributed one-half to the Partnership and one-half to the venture partner. As a result of this transaction, the Partnership recognized a gain of approximately $22,649,000 for financial reporting purposes and expects to realize a gain of approximately $24,000,000 for Federal income tax purposes in 1998.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.




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

     In April 1998, an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests to purchase up to 4.9% of the Interests in the Partnership at $375 per Interest. Such offer expired in May 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate.

     In May 1998, a group that includes affiliates of MacKenzie Patterson, Inc. (collectively, the "Purchasers") commenced a tender offer (the "Prior Offer") for up to 2,700 Interests (approximately 15% of the outstanding Interests) at a purchase price of $800 per Interest. The Special Committee determined that the Purchasers' Prior Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Prior Offer and not tender their Interests. As more fully discussed below, at the end of May 1998, the Partnership made a distribution to the Holders of Interests of $1,050 per Interest. In June 1998, the Purchasers amended their Prior Offer (the "Amended Prior Offer") to (i) increase the number of Interests sought to include all of the outstanding Interests, (ii) reduce the purchase price to $20 per Interest, and (iii) extend the expiration date under the Purchasers' Amended Prior Offer to June 30, 1998. The Special Committee determined that the Purchasers' Amended Prior Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Amended Prior Offer and not tender their Interests pursuant to such Amended Prior Offer. The Partnership believes that the Purchasers did not acquire any Interests pursuant to their Prior Offer or Amended Prior Offer. In July 1998, the Purchasers commenced another tender offer (the "Current Offer") for Interests on substantially the same terms as the Purchasers' Amended Prior Offer except that the purchase price is $30 per Interest and the scheduled expiration date is August 31, 1998. The Special Committee has determined that the Purchasers' Current Offer is inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommends that the Holders of Interests reject the Purchasers' Current Offer and not tender their Interests pursuant to such Current Offer. The Partnership expects to make a final liquidating distribution to the Holders of Interests in December 1998 of between approximately $40 and $80 per Interest based upon the likely expense of winding down the Partnership's affairs. The higher end of the range for this final liquidating distribution assumes that there are no claims made for breach of the representations, warranties and covenants made by the Partnership in connection with the sale of its interest in the Oakridge Mall investment property in April 1998. Reference is made to the Notes for a further description of the Partnership's representations, warranties and covenants related to the sale of its interest in the Oakridge Mall.

     As of the date of this report, the Partnership is aware that 3.90% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,925,000. Such funds will be utilized for working capital requirements and distributions to partners.

     Oakridge Mall had been considered held for sale or disposition as of December 31, 1996. On April 8, 1998, the Partnership sold its interest to the venture partner for $31,950,000 ($20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000). Reference is made to the Notes for a further description of such sale. Net proceeds from the sale of the Partnership's interest ($1,000 per Interest) and cash from operations ($50 per Interest) were distributed to the partners in May 1998. The Partnership's interest in the venture was its only remaining property investment and due to its sale, the Partnership intends to wind up its affairs and liquidate by year end 1998. As discussed above, the Partnership will distribute its remaining cash after payment of expenses and liabilities.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to the sale of the Partnership's interest in Oakridge Mall in April 1998 and the distribution of $1,050 per Interest of operating and net sale proceeds in May 1998 as discussed above.

     Various decreases in the consolidated financial statements at June 30, 1998 as compared to December 31, 1997 and for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 are primarily due to the sale of the Partnership's interest in the Oakridge Mall in April 1998.

     The increase in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the temporary investment of approximately $20,900,000 of net proceeds related to the April 1998 sale of the Partnership's interest in the Oakridge Mall until distribution of such proceeds in May 1998.

     The management fees to corporate general partner for the three and six months ended June 30, 1998 are due to the May 1998 sale and operating distributions paid to the partners, a portion of which is a management fee paid to the Corporate General Partner.

     The gain from sale of interest in investment property for the three and six months ended June 30, 1998 is due to the sale in April 1998 of the Partnership's interest in the Oakridge Mall.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's Oakridge
Mall investment property.

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .       91%        90%       90%       94%      94%     N/A




     An "N/A" indicates that the Partnership's interest in the property was sold and was not owned by the
Partnership at the end of the period.


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

            10-C. Purchase Agreement and exhibits thereto between Carlyle Real Estate Limited Partnership - VII and Trizechahn Centers, Inc. relating to the sale of the Partnership's interest in Oakridge Associates dated April 8, 1998 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8915) dated April 23, 1998.

            10-D. Assignment and Assumption of Partnership Interest by and between Carlyle Real Estate Limited Partnership - VII and Hahn Capital Corporation dated April 8, 1998 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-8915) dated April 23, 1998.

            27.   Financial Data Schedule


      (b) The following report on Form 8-K was filed during the last quarter of the period covered by this report.

                 (1)  The Partnership's Report on Form 8-K (File No. 0-
            8915) for April 8, 1998 (describing the Item 2 sale of the Partnership's interest in the Oakridge Mall in San Jose, California) was filed. The report was dated April 23, 1998.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998