Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1998-11-12
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                    Commission file number 0-8915




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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  1,906,227      4,078,008
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .             7,360        773,584
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .             --           304,079
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         1,913,587      5,155,671
                                                                           ------------    -----------
Property held for sale or disposition . . . . . . . . . . . . . . . .             --        16,148,745
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             7,500      1,222,059
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --         1,211,580
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .             --         1,473,172
                                                                           ------------    -----------

                                                                           $  1,921,087     25,211,227
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        23,002,015
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            33,581      1,087,454
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .             --           176,157
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .            33,581     24,265,626

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --            54,562
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .            33,581     24,320,188

Venture partner's subordinated equity in venture. . . . . . . . . . .           105,529        105,529

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,564,682       (631,646)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,891,107)      (676,244)
                                                                           ------------    -----------
                                                                             (1,325,425)    (1,306,890)
                                                                           ------------    -----------
  Limited partners (18,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        16,269,038     16,269,038
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        35,235,135     15,314,883
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (48,396,771)   (29,491,521)
                                                                           ------------    -----------
                                                                              3,107,402      2,092,400
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .         1,781,977        785,510
                                                                           ------------    -----------
                                                                           $  1,921,087     25,211,227
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $     --        2,655,587     2,325,964     6,996,350
  Interest income . . . . . . . . . . . . . . .        22,666        59,521       275,441       184,678
                                                  -----------   -----------    ----------    ----------
                                                       22,666     2,715,108     2,601,405     7,181,028
                                                  -----------   -----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .         --          540,546       564,917     1,650,411
  Property operating expenses . . . . . . . . .         --        1,007,642       932,265     2,702,050
  Professional services . . . . . . . . . . . .           185         4,375        46,435        47,352
  Amortization of deferred expenses . . . . . .         --           59,385        58,886       180,091
  Management fees to corporate
    general partner . . . . . . . . . . . . . .         --            --           40,775         --
  General and administrative. . . . . . . . . .        30,354        29,158        81,060        84,984
                                                  -----------    ----------    ----------    ----------
                                                       30,539     1,641,106     1,724,338     4,664,888
                                                  -----------    ----------    ----------    ----------
                                                       (7,873)    1,074,002       877,067     2,516,140

Venture partner's share of
  venture's operations. . . . . . . . . . . . .         --         (538,019)     (402,695)   (1,278,733)
                                                  -----------    ----------    ----------    ----------
       Earnings (loss) before gain on
         sale of interest in investment
         property . . . . . . . . . . . . . . .        (7,873)      535,983       474,372     1,237,407

Gain from sale of interest in
  investment property . . . . . . . . . . . . .         --            --       22,642,208         --
                                                  -----------    ----------    ----------    ----------
       Net earnings (loss). . . . . . . . . . .   $    (7,873)      535,983    23,116,580     1,237,407
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                (UNAUDITED)



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
       Net earnings (loss) per limited
         partnership interest:
          Earnings before gain on
            sale of interest in
            investment property . . . . . . .  .  $      (.42)        28.58         25.29         65.98
          Gain from sale of interest
            in investment property. . . . . . .         --            --         1,081.08         --
                                                  -----------    ----------    ----------    ----------
                                                  $      (.42)        28.58      1,106.37         65.98
                                                  ===========    ==========    ==========    ==========

       Cash distributions per limited
         partnership interest . . . . . . . . .   $     --            --         1,050.00         --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                 1998           1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $23,116,580      1,237,407
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       58,886        180,091
    Venture partner's share of venture's operations . . . . . . . . . . . .      402,695      1,278,733
    Gain from sale of interest in investment property . . . . . . . . . . .  (22,642,208)         --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      126,515       (240,426)
    Escrow deposits and other assets. . . . . . . . . . . . . . . . . . . .      (97,434)      (117,957)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       74,823       (415,314)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,700)       232,416
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,102)        (8,692)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (2,953)         3,652
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,013,102      2,149,910
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .        --          (290,861)
  Payments of deferred expenses . . . . . . . . . . . . . . . . . . . . . .      (23,859)      (140,302)
  Proceeds from sale of interest in investment property . . . . . . . . . .   20,383,752          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   20,359,893       (431,163)
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (405,109)    (1,134,879)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .   (1,019,554)      (175,000)
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .  (18,905,250)         --
  Distribution to general partners. . . . . . . . . . . . . . . . . . . . .   (3,214,863)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (23,544,776)    (1,309,879)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .   (2,171,781)       408,868
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,078,008      3,840,380
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  1,906,227      4,249,248
                                                                            ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                (UNAUDITED)



                                                                                 1998           1997
                                                                            ------------    -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    527,884      1,659,103
                                                                            ============    ===========

  Non-cash investing and financing activities:
    Distribution of net assets to venture partner
      upon liquidation of joint venture . . . . . . . . . . . . . . . . . . $  2,090,031          --
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

                      SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)

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

     As the venture had committed to a plan to sell the Partnership's Oakridge Mall investment property, the property was classified as held for sale as of December 31, 1996, and therefore, was not subject to continued depreciation beginning January 1, 1997. The results of operations, net of venture partner's share, of the Partnership's Oakridge Mall investment property (which was sold in April 1998) included in the accompanying consolidated financial statements was $402,695 and $1,278,733, respectively, for the nine months ended September 30, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 are as follows:

                                                          Unpaid at
                                                        September 30,
                                    1998       1997         1998
                                  -------     ------    -------------
Management fees to corporate
  general partner . . . . . .     $40,775       --           --
Reimbursement (at cost) for
  out-of-pocket expenses. . .          30       --           --
                                  -------     ------        ----
                                  $40,805       --           --
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

     On April 8, 1998, the Partnership sold its interest to the venture partner for a cash payment of $20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000. The Partnership received approximately $20,900,000 in cash at closing including a distribution of previously undistributed cash flow from operations of approximately $494,000 and adjustments for prorations and closing costs, but before consideration of certain costs of sale incurred by the Partnership. Pursuant to the sale agreement, a cash reserve of $250,000 was established to pay for certain costs that may be incurred related to certain maintenance items at the property. Any funds remaining in the cash reserve at December 1, 1998 will be distributed one-half to the Partnership and one-half to the venture partner. As a result of this transaction, the Partnership recognized a gain of approximately $22,642,000 for financial reporting purposes and expects to realize a gain of approximately $24,000,000 for Federal income tax purposes in 1998.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.




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

     In May 1998, a group that includes affiliates of MacKenzie Patterson, Inc. (collectively, the "Purchasers") commenced a tender offer (the "Prior Offer") for up to 2,700 Interests (approximately 15% of the outstanding Interests) at a purchase price of $800 per Interest. The Special Committee determined that the Purchasers' Prior Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Prior Offer and not tender their Interests. As more fully discussed below, at the end of May 1998, the Partnership made a distribution to the Holders of Interests of $1,050 per Interest. In June 1998, the Purchasers amended their Prior Offer (the "Amended Prior Offer") to (i) increase the number of Interests sought to include all of the outstanding Interests, (ii) reduce the purchase price to $20 per Interest, and (iii) extend the expiration date under the Purchasers' Amended Prior Offer to June 30, 1998. The Special Committee determined that the Purchasers' Amended Prior Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Amended Prior Offer and not tender their Interests pursuant to such Amended Prior Offer. The Partnership believes that the Purchasers did not acquire any Interests pursuant to their Prior Offer or Amended Prior Offer. In July 1998, the Purchasers commenced another tender offer (the "Offer") for Interests on substantially the same terms as the Purchasers' Amended Prior Offer except that the purchase price was $30 per Interest and the scheduled expiration date was August 31, 1998. The Special Committee had determined that the Purchasers' Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Offer and not tender their Interests pursuant to such Offer. The Partnership expects to make a final liquidating distribution to the Holders of Interests in December 1998 of between approximately $40 and $80 per Interest based upon the likely expense of winding down the Partnership's affairs. The higher end of the range for this final liquidating distribution assumes that there are no claims made for breach of the representations, warranties and covenants made by the Partnership in connection with the sale of its interest in the Oakridge Mall investment property in April 1998. Reference is made to the Notes for a further description of the Partnership's representations, warranties and covenants related to the sale of its interest in the Oakridge Mall.

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

     At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,906,000. Such funds will be utilized for working capital requirements and distributions to partners.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to the sale of the Partnership's interest in Oakridge Mall in April 1998 and the distribution of $1,050 per Interest of operating and net sale proceeds in May 1998 as discussed above.

     Various decreases in the consolidated financial statements at September 30, 1998 as compared to December 31, 1997 and for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 are primarily due to the sale of the Partnership's interest in the Oakridge Mall in April 1998.

     The increase in interest income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the temporary investment of approximately $20,900,000 of net proceeds related to the April 1998 sale of the Partnership's interest in the Oakridge Mall until distribution of such proceeds in May 1998. The decrease in interest income for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is primarily due to the sale of the Partnership's interest in the Oakridge Mall in April 1998.

     The management fees to corporate general partner for the nine months ended September 30, 1998 are due to the May 1998 sale and operating distributions paid to the partners, a portion of which is a management fee paid to the Corporate General Partner.

     The gain from sale of interest in investment property for the nine months ended September 30, 1998 is due to the sale in April 1998 of the Partnership's interest in the Oakridge Mall.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's Oakridge
Mall investment property.

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1. Oakridge Mall
    San Jose, California. . .       91%        90%       90%       94%      94%     N/A     N/A




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998