Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP VII
filed 1999-03-15
CIK 215371

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the period from
January 1, 1998
to December 17, 1998               Commission file number 0-8915



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

                            TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   4

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   4


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . . .   4

Item 6.      Selected Financial Data. . . . . . . . . . . .   5

Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations. . . . . . . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . . .  10

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . .  28


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  28

Item 11.     Executive Compensation . . . . . . . . . . . .  31

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  32

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  34


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  34


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  36

                                 PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-VII (the "Partnership"), was a limited partnership formed in 1976 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $18,000,000 in Limited Partnership Interests (the "Interests") to the public commencing on October 17, 1977 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-59231). A total of 18,000 Interests were sold to the public at $1,000 per Interest. The offering closed March 31, 1978. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments had been held by fee title, leasehold estates and/or through joint venture partnership interests. All of the Partnership's investments in real estate have been sold. The Partnership's real property investments were located throughout the United States and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials, or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. Upon the sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership made a final liquidating cash distribution of $1,590,562 to the Limited Partners ($88.34 per Interest) and $192,458 to the General Partners and wound up its affairs and dissolved effective December 17, 1998. Reference is also made to Item 7.

     The Partnership made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                      DATE OF          SALE OR
    AND LOCATION                 SIZE      PURCHASE     DISPOSITION DATE           TYPE OF OWNERSHIP
----------------------        ----------   --------     -----------------          ---------------------
1. Waterford Corners
    Shopping Center
    Waterford Township,
    Michigan. . . . . .         73,000      3-8-77           3-17-78               fee ownershipof land and
                                sq.ft.                                             improvements
                                g.l.a.
2. Place II Apartments
    Phoenix, Arizona. .        161 units    6-6-77           4-1-82                fee ownership of land and
                                                                                   improvements
3. Southland Mall
    Columbus, Ohio. . .        119,000      7-15-77          1-1-84                fee ownership of land and
                                sq.ft.                                             improvements
                                g.l.a.
4. Walnut Bend
    Apartments
    Dallas, Texas . . .        260 units    10-1-77          6-27-83               fee ownership of land and
                                                                                   improvements
5. Bellfort II
    Apartments
    Houston, Texas. . .        180 units    7-15-77          3-29-85               fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnership)
6. Spice Island
    Apartments
    Houston, Texas. . .        256 units    9-16-77          5-31-84               fee ownership of land and
                                                                                   improvements
7. Bush River Mall
    Columbia,
    South Carolina. . .        108,000      7-15-77         12-15-83               fee ownership of land and
                                sq.ft.                                             improvements
                                g.l.a.
8. Oakridge Mall
    San Jose,
    California. . . . .        335,000     10-15-77          4-8-98                fee ownership of improve-

                                sq.ft.                                             ments and ground leasehold
                                g.l.a.                                             interest in land (through
                                                                                   joint venture partnership)
                                                                                   (a)(b)
9.  Windridge Apartments
     Dallas, Texas. . .        232 units   12-29-77          10-1-89               fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnership)




NAME, TYPE OF PROPERTY                      DATE OF          SALE OR
    AND LOCATION                 SIZE      PURCHASE     DISPOSITION DATE           TYPE OF OWNERSHIP
----------------------        ----------   --------     ----------------           ---------------------

10. Shadowridge of
     San Antonio
     Apartments
     San Antonio, Texas        252 units   12-29-77          8-29-83               fee ownership of land and
                                                                                   improvements
11. North Chase
     Apartments
     Houston, Texas . .        294 units    4-7-78           2-5-91                fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnerships)
12. Wakefield
     Apartments
     Marietta, Georgia.        312 units    7-31-78         12-20-82               fee ownership of land and
                                                                                   improvements


---------------

(a)   Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership made this real property investment.

(b)   The Partnership's interest in the property was sold.  Reference is made to the Notes for a description of the sale of the Partnership's interest in such property.




     The Partnership's real property investments were subject to competi-tion from similar types of properties (including properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants and for securing new tenants in markets where significant vacancies were present.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.



ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation, the Partnership was not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.



                                 PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
           AND RELATED SECURITY HOLDER MATTERS


     Immediately prior to the dissolution of the Partnership, there were 1,633 record holders of Interests in the Partnership. The Partnership made a final liquidating cash distribution to its holders of Interests and wound up its affairs and dissolved effective December 17, 1998. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

         FOR THE PERIOD ENDED DECEMBER 17, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                            AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 AND 1994
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1998          1997          1996           1995          1994
                             -----------    ----------    ----------     ----------    ----------

Total income. . . . . . .    $ 2,756,180    10,378,344     8,761,868      8,438,395     7,996,717
                             ===========    ==========    ==========     ==========    ==========
Earnings (loss) before
 gain on sale of
 interest in invest-
 ment property. . . . . .    $   378,962     1,651,012       656,212        954,353     1,003,409
Gain on sale of interest
 in investment property .     22,738,661         --            --             --            --
Extraordinary item, net
 of venture partner's
 share. . . . . . . . . .          --            --            --          (391,010)        --
                             -----------    ----------    ----------     ----------    ----------
Net earnings (loss) . . .    $23,117,623     1,651,012       656,212        563,343     1,003,409
                             ===========    ==========    ==========     ==========    ==========
Net earnings (loss)
 per Interest (b):
    Earnings (loss)
     before gain on
     sale of interest
     in investment
     property . . . . . .    $     20.21         88.03         34.99          50.88         53.50
    Gain on sale of
     interest in
     investment
     property . . . . . .       1,001.92         --            --             --            --
    Extraordinary item,
     net of venture
     partner's share. . .          --            --            --            (21.50)        --
                             -----------    ----------    ----------     ----------    ----------
    Net earnings (loss) .    $  1,022.13         88.03         34.99          29.38         53.50
                             ===========    ==========    ==========     ==========    ==========




                                 1998          1997          1996           1995          1994
                             -----------    ----------    ----------     ----------    ----------

Total assets. . . . . . .    $ 1,783,020    25,211,227    24,881,744     28,723,368    16,393,988
Long-term debt. . . . . .    $     --            --       23,002,015     24,532,836    13,741,800
Cash distributions per
 Interest (c)(d). . . . .    $  1,050.00         --           125.00          --             5.00
                             ===========    ==========    ==========     ==========    ==========

-------------

      (a)  The above summary of financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

      (b)  The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (18,005) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and General Partners.

      (c)  Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.

      (d)  Cash distributions per Interest for 1998 does not include final liquidating distribution of $88.34 per
Interest.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in
Item 1, the Partnership had approximately $16,270,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital requirements. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During 1996 and 1997, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership for amounts ranging from $335 to $485 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired.

     In April 1998, an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests to purchase up to 4.9% of the Interests in the Partnership at $375 per Interest. Such offer expired in May 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate.

     In May 1998, a group that includes affiliates of MacKenzie Patterson, Inc. (collectively, the "Purchasers") commenced a tender offer (the "Prior Offer") for up to 2,700 Interests (approximately 15% of the outstanding Interests) at a purchase price of $800 per Interest. The Special Committee determined that the Purchasers' Prior Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Prior Offer and not tender their Interests. As more fully discussed below, at the end of May 1998, the Partnership made a distribution to the Holders of Interests of $1,050 per Interest. In June 1998, the Purchasers amended their Prior Offer (the "Amended Prior Offer") to (i) increase the number of Interests sought to include all of the outstanding Interests, (ii) reduce the purchase price to $20 per Interest and (iii) extend the expiration date under the Purchasers' Amended Prior Offer to June 30, 1998. The Special Committee determined that the Purchasers' Amended Prior Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Amended Prior Offer and not tender their Interests pursuant to such Amended Prior Offer. The Partnership believes that the Purchasers did not acquire any Interests pursuant to their Prior Offer or Amended Prior Offer. In July 1998, the Purchasers commenced another tender offer (the "Offer") for Interests on substantially the same terms as the Purchasers' Amended Prior Offer except that the purchase price was $30 per Interest and the scheduled expiration date was August 31, 1998. The Special Committee determined that the Purchasers' Offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Partnership recommended that the Holders of Interests reject the Purchasers' Offer and not tender their Interests pursuant to such Offer.
As discussed more fully below, on December 17, 1998, the Partnership made a final liquidating cash distribution to its Holders of Interests of $88.34 per Interest.

     As of the date of this report, the Partnership is aware that 3.90% of the outstanding Interests were purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     OAKRIDGE MALL

     Oakridge Mall had been considered held for sale or disposition as of December 31, 1996. On April 8, 1998, the Partnership sold its interest to the venture partner for $31,950,000 ($20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000). Reference is made to the Notes for a further description of such sale. Net proceeds from the sale of the Partnership's interest ($1,000 per Interest) and cash from operations ($50 per Interest) were distributed to the partners in May 1998. In connection with the sale of the Partnership's interest in the venture and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired December 1, 1998.

     DALLAS TOLLWAY PARTNERS

     The Partnership had an interest in Dallas Tollway Partners, the venture which owned the Windridge Apartments. In 1989, the Windridge Apartments were sold. However, due to disputes between the Partnership's Corporate General Partner and one of the Dallas Tollway venture partners (who had pledged its interest in the venture to the Corporate General Partner in partial satisfaction of an unrelated obligation), the final distribution of proceeds from the sale of the Windridge Apartments relative to such venture partner's interest had been withheld. The Corporate General Partner had claimed that it was entitled to receive such distribution, but had been awaiting the resolution of certain legal issues relating to the principals of such venture partner. Such Partnership liability was represented on the Partnership's consolidated balance sheet as venture partner's subordinated equity in venture at December 31, 1997. In order to wind up its affairs, the Partnership paid the Corporate General Partner $114,918 representing the estimated amount owed, respecting the interest of the former venture partner, in the proceeds related to the sale of the Windridge Apartments and the Corporate General Partner agreed to assume any remaining Partnership liability to the former venture partner.

     GENERAL

     The Partnership's interest in the Oakridge venture was its only remaining property investment and due to its sale, the Partnership made a final liquidating cash distribution of $1,590,562 ($88.34 per Interest) to the Limited Partners and $192,458 to the General Partners and wound up its affairs and dissolved effective December 17, 1998.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 17, 1998 as compared to December 31, 1997 is due primarily to the distribution of cash from operations of $50 per Interest in May 1998 as discussed above.

     Various decreases in the consolidated financial statements at December 17, 1998 as compared to December 31, 1997 and for the period ended December 17, 1998 as compared to the year ended December 31, 1997 are primarily due to the sale of the Partnership's interest in the Oakridge Mall in April 1998.

     The decrease in venture partner's subordinated equity in venture at December 17, 1998 as compared to December 31, 1997 is due to the payment by the Partnership to the Corporate General Partner and the corresponding assumption by the Corporate General Partner of amounts due to a former venture partner in the Dallas Tollway Partners venture related to unpaid sales proceeds, as discussed more fully above.

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

     The increase in interest income for the period ended December 17, 1998 as compared to the year ended December 31, 1997 is primarily due to the temporary investment of approximately $20,900,000 of net proceeds related to the April 1998 sale of the Partnership's interest in the Oakridge Mall until distribution of such proceeds in May 1998. The decrease in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to a decrease in the amount of cash available for short-term investments as a result of Oakridge venture distributions made to its partners and the subsequent distribution by the Partnership to its Partners during 1996.

     The decrease in depreciation expense for the period ended December 17, 1998 and the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the Oakridge investment property being classified as held for sale as of December 31, 1996, and therefore, no longer subject to continued depreciation.

     The increase in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the increase in ground rent participation expense and increased HVAC and parking lot repairs at the Oakridge investment property in 1997.

     The increase in professional services for the period ended
December 17, 1998 as compared to the years ended December 31, 1997 and December 31, 1996 is due to an increase in certain costs due to the winding up of the Partnership.

     The decrease in amortization of deferred expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the full amortization of certain tenant lease commissions at the Oakridge investment property during 1997.

     The management fees to corporate general partner for the period ended December 17, 1998 are due to the May 1998 sale and operating distribution and the December 1998 final liquidating distribution, a portion of which is a management fee paid to the Corporate General Partner.

     The increase in general and administrative expense for the period ended December 17, 1998 as compared to the year ended December 31, 1997 is due to an increase in certain costs due to the winding up of the Partnership. The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to an increase in investor report printing costs, professional liability insurance costs and outsource service fees in 1997.

     The increase in venture partner's share of venture's operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the increase in rental income and the decrease in depreciation expense at the Oakridge investment property in 1997 as discussed above.

     The gain from sale of interest in investment property for the period ended December 17, 1998 is due to the sale in April 1998 of the Partnership's interest in the Oakridge Mall.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Inflation in future years is not applicable since the Partnership wound up its affairs and dissolved effective December 17, 1998.

YEAR 2000

     The Partnership wound up its affairs and dissolved effective
December 17, 1998.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved effective
December 17, 1998. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

                                  INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 17, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997

Consolidated Statements of Operations, period ended December 17,
  1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), period ended December 17, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows, period ended December 17,
  1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                      INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - VII (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - VII and consolidated venture at December 17, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for the period ended December 17, 1998 (immediately prior to final liquidating distribution) and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.








                                             KPMG LLP


Chicago, Illinois
February 23, 1999

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 17, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                             AND DECEMBER 31, 1997

                                                    ASSETS
                                                    ------
                                                                              1998              1997
                                                                          ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  1,783,020        4,078,008
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .            --             773,584
  Escrow deposits and other assets. . . . . . . . . . . . . . . . . .            --             304,079
                                                                          ------------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .        1,783,020        5,155,671
                                                                          ------------      -----------

  Property held for sale or disposition . . . . . . . . . . . . . . .            --          16,148,745
                                                                          ------------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            --           1,222,059
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .            --           1,211,580
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .            --           1,473,172
                                                                          ------------      -----------

                                                                          $  1,783,020       25,211,227
                                                                          ============      ===========





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------
                                                                              1998              1997
                                                                          ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .     $      --          23,002,015
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            --           1,087,454
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            --             176,157
                                                                          ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .            --          24,265,626

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            --              54,562
Long-term debt, less current portion. . . . . . . . . . . . . . . . .            --               --
                                                                          ------------      -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .            --          24,320,188

Venture partner's subordinated equity in venture. . . . . . . . . . .            --             105,529

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
     Cumulative net losses. . . . . . . . . . . . . . . . . . . . . .        4,082,565         (631,646)
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .       (3,891,107)        (676,244)
                                                                          ------------      -----------
                                                                               192,458       (1,306,890)
                                                                          ------------      -----------
  Limited partners (18,005 interests):
     Capital contributions, net of offering costs . . . . . . . . . .       16,269,038       16,269,038
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       33,718,295       15,314,883
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (48,396,771)     (29,491,521)
                                                                          ------------      -----------
                                                                             1,590,562        2,092,400
                                                                          ------------      -----------
          Total partners' capital accounts (deficit). . . . . . . . .        1,783,020          785,510
                                                                          ------------      -----------

                                                                          $  1,783,020       25,211,227
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
             PERIOD ENDED DECEMBER 17, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                  AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                            1998             1997             1996
                                                        ------------     ------------     ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .   $  2,465,238       10,127,703        8,318,615
  Interest income . . . . . . . . . . . . . . . . . .        290,942          250,641          443,253
                                                        ------------     ------------     ------------
                                                           2,756,180       10,378,344        8,761,868
                                                        ------------     ------------     ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .        564,917        2,181,931        2,324,469
  Depreciation. . . . . . . . . . . . . . . . . . . .          --               --             932,159
  Property operating expenses . . . . . . . . . . . .      1,043,529        4,424,469        3,685,371
  Professional services . . . . . . . . . . . . . . .         89,900           77,668           78,423
  Amortization of deferred expenses . . . . . . . . .         58,887          245,789          280,651
  Management fees to corporate general partner. . . .         70,419            --               --
  General and administrative. . . . . . . . . . . . .        136,081           98,391           84,560
                                                        ------------     ------------     ------------
                                                           1,963,733        7,028,248        7,385,633
                                                        ------------     ------------     ------------
                                                             792,447        3,350,096        1,376,235
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . . . .       (413,485)      (1,699,084)        (720,023)
                                                        ------------     ------------     ------------
        Earnings (loss) before gain on sale
          of interest in investment property. . . . .        378,962        1,651,012          656,212

Gain from sale of interest in
  investment property . . . . . . . . . . . . . . . .     22,738,661            --               --
                                                        ------------     ------------     ------------

        Net earnings (loss) . . . . . . . . . . . . .   $ 23,117,623        1,651,012          656,212
                                                        ============     ============     ============





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                            1998             1997             1996
                                                        ------------     ------------     ------------
        Net earnings per limited partnership
          interest:
            Earnings (loss) before gain on sale
              of interest in investment property. . .   $      20.21            88.03            34.99
            Gain from sale of interest in
              investment property . . . . . . . . . .       1,001.92            --               --
                                                        ------------     ------------     ------------

                                                        $   1,022.13            88.03            34.99
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

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                PERIOD ENDED DECEMBER 17, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                     AND YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS
                            NET                                     NET OF         NET
               CONTRI-    EARNINGS      CASH                       OFFERING     EARNINGS      CASH
               BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
               -------   ---------- -------------   -----------  -----------   ---------- ------------- -----------
Balance
 (deficit) at
 December 31,
 1995 . . . . . .$1,000    (723,934)    (279,075)   (1,002,009)  16,269,038    13,099,947  (27,240,896)  2,128,089

Net earnings
 (loss) . . . . . --         26,248        --           26,248        --          629,964        --        629,964
Cash distribu-
 tions ($125
 per limited
 partnership
 interest). . . . --          --        (397,169)     (397,169)       --            --      (2,250,625) (2,250,625)
                ------     --------     --------    ----------   ----------    ----------  -----------   ---------
Balance
 (deficit) at
 December 31,
 1996 . . . . . .1,000     (697,686)    (676,244)   (1,372,930)  16,269,038    13,729,911  (29,491,521)    507,428

Net earnings
 (loss) . . . . . --         66,040        --           66,040        --        1,584,972        --      1,584,972
Cash distribu-
 tions ($0
 per limited
 partnership
 interest). . . . --          --           --            --           --            --           --          --
                ------     --------     --------    ----------   ----------    ----------  -----------   ---------





                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (18,005 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS
                            NET                                     NET OF         NET
               CONTRI-    EARNINGS      CASH                       OFFERING     EARNINGS      CASH
               BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
               -------   ---------- -------------   -----------  -----------   ---------- ------------- -----------

Balance
 (deficit) at
 December 31,
 1997 . . . . . .1,000     (631,646)    (676,244)   (1,306,890)  16,269,038    15,314,883  (29,491,521)  2,092,400

Net earnings
 (loss) . . . . . --      4,714,211        --        4,714,211        --       18,403,412        --     18,403,412
Cash distribu-
 tions ($1,050
 per limited
 partnership
 interest). . . . --          --      (3,214,863)   (3,214,863)       --            --     (18,905,250)(18,905,250)
                ------     --------     --------    ----------   ----------    ----------  -----------  ----------
Balance
 (deficit) at
 December 17,
 1998 . . . . . .$1,000   4,082,565   (3,891,107)      192,458   16,269,038    33,718,295  (48,396,771)  1,590,562
                ======     ========     ========    ==========   ==========    ==========  ===========  ==========













                            See accompanying notes to consolidated financial statements.

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE PERIOD ENDED DECEMBER 17, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                     AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                              1998            1997             1996
                                                          -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .    $ 23,117,623        1,651,012         656,212
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .           --               --            932,159
    Amortization of deferred expenses . . . . . . . .          58,887          245,789         280,651
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . . .         413,485        1,699,084         720,023
    Gain from sale of interest in investment
      property. . . . . . . . . . . . . . . . . . . .     (22,738,661)           --              --
Changes in:
  Rents and other receivables . . . . . . . . . . . .         196,007         (632,495)        313,502
  Escrow deposits and other assets. . . . . . . . . .         (97,435)         (52,538)         21,545
  Accrued rents receivable. . . . . . . . . . . . . .          74,823         (319,779)        (81,691)
  Accounts payable. . . . . . . . . . . . . . . . . .         (57,081)         217,317         (39,284)
  Accrued interest. . . . . . . . . . . . . . . . . .          (3,102)         (11,724)        (10,697)
  Tenant security deposits. . . . . . . . . . . . . .          (2,953)           3,700         (10,387)
                                                          -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .         961,593        2,800,366       2,782,033
                                                          -----------      -----------     -----------
Cash flows from investing activities:
  Restricted funds. . . . . . . . . . . . . . . . . .           --               --          4,294,143
  Restricted construction loan proceeds . . . . . . .           --               --          2,783,191
  Additions to investment property. . . . . . . . . .           --            (406,870)     (1,186,303)
  Payment of deferred expenses. . . . . . . . . . . .         (16,359)        (220,046)       (164,508)
  Proceeds from sale of interest in investment
    property. . . . . . . . . . . . . . . . . . . . .      20,447,750            --              --
                                                          -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .      20,431,391         (626,916)      5,726,523
                                                          -----------      -----------     -----------





                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                              1998            1997             1996
                                                          -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .        (405,109)      (1,530,822)     (1,396,897)
  Distributions to venture partners . . . . . . . . .      (1,162,750)        (405,000)     (3,450,000)
  Distributions to limited partners . . . . . . . . .     (18,905,250)           --         (2,250,625)
  Distributions to general partners . . . . . . . . .      (3,214,863)           --           (397,169)
                                                          -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .     (23,687,972)      (1,935,822)     (7,494,691)
                                                          -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .      (2,294,988)         237,628       1,013,865
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .       4,078,008        3,840,380       2,826,515
                                                          -----------      -----------     -----------
          Cash and cash equivalents, end of year. . .     $ 1,783,020        4,078,008       3,840,380
                                                          ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .     $   568,019        2,193,655       2,335,166
                                                          ===========      ===========     ===========
Non-cash investing and financing activities:
  Distribution of net assets to venture
    partner upon liquidation of joint venture . . . .     $ 2,116,908            --              --
                                                          ===========      ===========     ===========
















                            See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII
                        AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          PERIOD ENDED DECEMBER 17, 1998 (IMMEDIATELY PRIOR TO
             FINAL LIQUIDATING DISTRIBUTION) AND YEARS ENDED
                       DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consisted of rentals to a wide variety of commercial and retail companies, rentals to individuals and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Oakridge Associates ("Oakridge") (prior to its sale in April 1998). The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to include the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the period ended December 17, 1998 (immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:

                                                    1998                               1997
                                                    -------------------------------------------------------------
                                                          TAX BASIS                          TAX BASIS
                                         GAAP BASIS      (UNAUDITED)       GAAP BASIS       (UNAUDITED)
                                        ------------     -----------      ------------      ----------
Total assets. . . . . . . . . . . .      $ 1,783,020       1,783,020       25,211,227        3,279,035
Partners' capital accounts
 (deficit):
    General partners. . . . . . . .          192,458         192,458       (1,306,890)      (1,345,360)
    Limited partners. . . . . . . .        1,590,562       1,590,562        2,092,400        1,222,278
Net earnings (loss):
    General partners. . . . . . . .        4,714,211       4,752,681           66,040           42,966
    Limited partners. . . . . . . .       18,403,412      19,273,534        1,584,972        1,031,193
Net earnings (loss) per
 limited partnership
 interest . . . . . . . . . . . . .         1,022.13        1,070.45            88.03            57.27
                                         ===========      ==========      ===========      ===========


     The net earnings (loss) per limited partnership interest was based upon the number of limited partnership interests outstanding at the end of each period (18,005). Also, because net earnings (loss) was computed immediately prior to dissolution, holders of Interests may have an additional capital gain or loss on dissolution depending on the holder's basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $3,219,670 at December 17, 1998 and December 31, 1997, respectively) as cash equivalents, which included investments in commercial paper and an institutional mutual fund which held U.S. Government obligations. Remaining amounts, if any, (generally with original maturities of one year or less) were reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of commitment fees incurred in connection with the acquisition and financing of the Partnership's investment properties along with lease commissions paid on the Partnership's commercial and retail properties. Deferred loan fees and leasing fees were amortized using the straight-line method over the terms stipulated in the related agreements.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.

     The Partnership had acquired, either directly or through joint ventures, eight apartment complexes and four shopping centers. All of the properties have been sold or disposed of. The cost of the investment properties represented the total cost to the Partnership and its ventures, plus miscellaneous acquisition costs.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

                                                                YEARS
                                                                -----
       Building and improvements (new)--
         straight-line or 150% declining-balance. . . . . .      5-40
       Building and improvements (used)--
         125% declining-balance or
         straight-line. . . . . . . . . . . . . . . . . . .      5-40
                                                                 ====

     The investment properties were pledged as security for the long-term debt, for which there was no recourse to the Partnership.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any property identified as "held for sale or disposition" was no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     As the venture had committed to a plan to sell the Partnership's Oakridge investment property, the property was classified as held for sale as of December 31, 1996, and therefore, was not subject to continued depreciation beginning January 1, 1997. The results of operations of the Partnership's Oakridge investment property (which was sold in April 1998) included in the accompanying consolidated financial statements were net income of $808,192, $3,398,168 and $1,440,046 for the period ended
December 17, 1998 and for the years ended December 31, 1997 and 1996, respectively.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its consolidated financial statements.

VENTURE AGREEMENTS

     DALLAS TOLLWAY PARTNERS

     The Partnership had an interest in Dallas Tollway Partners, the venture which owned the Windridge Apartments. In 1989, the Windridge Apartments were sold. However, due to disputes between the Partnership's Corporate General Partner and one of the Dallas Tollway venture partners (who had pledged its interest in the venture to the Corporate General Partner in partial satisfaction of an unrelated obligation), the final distribution of proceeds from the sale of the Windridge Apartments relative to such venture partner's interest had been withheld. The Corporate General Partner had claimed that it was entitled to receive such distribution, but had been awaiting the resolution of certain legal issues relating to the principals of such venture partner. Such Partnership liability was represented on the Partnership's consolidated balance sheet as venture partner's subordinated equity in venture at December 31, 1997. In order to wind up its affairs, the Partnership paid the Corporate General Partner $114,918 representing the estimated amount owed, respecting the interest of the former venture partner, in the proceeds related to the sale of the Windridge Apartments and the Corporate General Partner agreed to assume any remaining Partnership liability to the former venture partner.

INVESTMENT PROPERTY

     OAKRIDGE MALL

     The Partnership was a general partner in the Oakridge Associates Ltd. venture with the seller of the property.

     Pursuant to the venture agreement, beginning January 1, 1983, any net cash flow was distributed equally to the Partnership and the seller. The Partnership had a preferred position (related to the Partnership's cash investment in the venture) with respect to distributions of sale or refinancing proceeds from the venture. Once the preferred position had been satisfied, any excess sale or refinancing proceeds from the venture were distributed so that the Partnership and the venture partner equally share the proceeds. The Partnership's preferred position was satisfied in 1996 as a result of a distribution of refinancing proceeds.

     Venture operating profits and losses were allocated to the venture partners generally in proportion to their distributions of net cash flow. In 1998, 1997 and 1996, profits and losses were allocated 50% to the Partnership and 50% to the venture partner. An affiliate of the venture partner managed the property pursuant to an agreement which provided for a management fee calculated at a percentage of certain types of income.

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

     On April 8, 1998, the Partnership sold its interest to the venture partner for a cash payment of $20,700,000 plus the assumption of the Partnership's share of the mortgage loan of approximately $11,250,000. The Partnership received approximately $20,900,000 in cash at closing including a distribution of previously undistributed cash flow from operations of approximately $494,000 and adjustments for prorations and closing costs, but before consideration of certain costs of sale incurred by the Partnership. Pursuant to the sale agreement, a cash reserve of $250,000 was established to pay for certain maintenance items at the property. Any funds remaining in the cash reserve at December 1, 1998 were distributed one-half to the Partnership and one-half to the venture partner. In December 1998, the Partnership received $107,619 representing its share of the remaining cash reserve. As a result of this transaction, the Partnership recognized a gain of $22,738,661 for financial reporting purposes and a gain of $23,745,177 for Federal income tax purposes in 1998.

     In connection with the sale of the Partnership's interest in the venture and as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expired December 1, 1998. Additionally, the Partnership provided a representation regarding its title relating to its Partnership interest in the venture. Such representation was for the full proceeds from sale of the interest and also expired December 1, 1998.

LONG-TERM DEBT

     Long-term debt consists of the following at December 17, 1998 and December 31, 1997:

                                             1998             1997
                                         -----------      -----------

9.19% mortgage note; assumed by
 buyer at sale in April 1998;
 secured by the Oakridge Mall
 Shopping Center in San Jose,
 California; balance payable in
 monthly installments of $310,165
 (including interest) until
 maturity in August 1998. . . . . .      $    --           23,002,015

     Less current portion of
       long-term debt . . . . . . .           --           23,002,015
                                         -----------      -----------
     Total long-term debt . . . . .      $    --                --
                                         ===========      ===========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were allocated to the General Partners in an amount equal to the greater of any cash distributions of the proceeds of any such sale or refinancing (as described below) or 1% of the profits from the sale or refinancing. Losses from the sale or refinancing of investment properties were allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were allocated to the Limited Partners.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provided that notwithstanding any allocation contained in the Agreement, if at any time profits were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment was to allow the deferral of the recognition of taxable gain to the Limited Partners. Pursuant to such provisions, the General Partners were allocated in 1996 additional amounts of gain for Federal income tax purposes. Such allocations had no effect on total Partnership assets or results of operations.

     The Partnership Agreement provided that the General Partners shall receive as a distribution from the sale of a real property by the Partnership 6% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners received 100% of such net sale proceeds until the Limited Partners
(i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equalled a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1978. The Limited Partners received cash distributions that satisfied the requirements in (i) and (ii) above.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses incurred and paid by the Partnership to the General Partners and their affiliates for the period ended December 17, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996 were as follows:

                                                             UNPAID AT
                                                            DECEMBER 17,
                              1998      1997         1996      1998
                            -------   --------    --------  ------------
Management fees to
 corporate general
 partner. . . . . . . .     $70,419       --          --         --
Reimbursement (at
 cost) for out-of-
 pocket expenses. . . .       7,336       --         5,716       --
                            -------     ------    --------     -----
                            $77,755       --         5,716       --
                            =======     ======    ========     =====

     As a result of the sale of the Partnership's interest in the Oakridge Mall, as described above, the General Partners received a distribution of sales proceeds of $3,177,353 and cash flow from operations of $37,510 in May 1998. In December 1998, in conjunction with the liquidation of the Partnership, the General Partners received a distribution of sales proceeds of $165,191 and cash flow from operations of $27,267.

     The Limited Partners received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, were entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date. All such fees, which total $940,488, were paid as of December 17, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during the period ended December 17, 1998 (immediately prior to final liquidating distribution) and the fiscal year 1997.



                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property were to be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sales proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.) ("Arvida"). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-
V. Mr. Bluhm has been associated with JMB since August 1970. He is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. Mr. Bluhm is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes filed with this annual report for a description of such distributions and allocations.

In 1998, 1997 and 1996, the General Partners received distributions, including the final liquidating distribution, of $3,214,863, $0 and $397,169, respectively, and management fees of $70,419, $0 and $0, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $4,752,681 in 1998.

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

    The Limited Partners have received an amount from sale or refinancing proceeds in excess of their initial capital investment plus any deficiency in a 6% cumulative annual return on their average capital investment. The General Partners, therefore, are entitled to participate in sale and refinancing proceeds to the extent of their previously deferred disposition fees earned on the properties sold to date which total $940,488, all of which were paid as of December 17, 1998.

     The General Partners of the Partnership may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, the Corporate General Partner of the Partnership was reimbursed for such out-of-pocket expenses in the amount of $7,336, all of which were paid as of December 17, 1998.

     The Partnership was permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10 and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following owned, or may be deemed to have owned, beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

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

Limited Partnership           Liquidity Fund Income-         11 Interests               Less than
Interests                     Growth '87 (1)                 directly (2)               1%

Limited Partnership           Liquidity Fund 65,             565.75 Interests           3.1%
Interests                     L.P. (1)                       directly (2)

Limited Partnership           Liquidity Financial            1,307.75 Interests         7.3%
Interests                     Group, L.P. (1)                indirectly (3)

Limited Partnership           Liquidity Financial            1,307.75 Interests         7.3%
Interests                     Corporation (1)                indirectly (3)


     (1)  The address of each beneficial owner listed in this subsection (a) is P.O. Box 882044, San Francisco,
California 94188.

     (2)  Each entity referenced by this note (2) has reported that it has sole voting and dispositive power with respect to the Interests that it owned directly as shown in the above table in this subsection (a).  However, voting and dispositive power was exercised on behalf of each such entity by its general partner, Liquidity
Financial Group, L.P.  The general partner of Liquidity Financial Group, L.P. is Liquidity Financial Corporation.
Because of their affiliation, all beneficial owners identified in this subsection (a) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 1,307.75 Interests (7.3%)
beneficially owned by them.  See note (3) of this subsection (a).  The exercise of voting power with respect to any Interests was subject to the terms and conditions of the Partnership Agreement of the Partnership.





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



     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation:

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

     (1)  Included 10 Interests owned by an officer or his relatives for which such officer had voting and dispositive power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.




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

              10-D. Winding Up Agreement dated December 17, 1998, by and between the Partnership and JMB Realty Corporation is hereby incorporated by reference to the Partnership's report for December 14, 1998 on Form 8-K (File No. 0-8915) dated January 12, 1999.

              21.    List of Subsidiaries.

              24.    Powers of Attorney

              27.    Financial Data Schedule
----------

     * Previously filed as Exhibit 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1993 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-8915) filed on March 25, 1994 and hereby incorporated herein by reference.

   (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

              The Partnership's report on Form 8-K (File No. 0-8915) for December 14, 1998, dated January 12, 1999 describing the Partnership's final liquidating cash distribution and winding up of its affairs was filed.

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - VII

                 By:     JMB Realty Corporation
                         Corporate General Partner




                 By      Gailen J. Hull
                         Senior Vice President
                 Date:   March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 15, 1999

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 15, 1999

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 15, 1999

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 15, 1999




                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 15, 1999

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 15, 1999

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan,
                         Executive Vice President and Director
                 Date:   March 15, 1999

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney




                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 15, 1999

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

10-B.      Closing statement relating to the
           refinancing by Oakridge Associates,
           Ltd. of Oakridge Mall located in
           San Jose, California                     Yes

10-C.      Purchase Agreement and exhibits
           relating to the sale of the
           Partnership's interest in
           Oakridge Associates                      Yes

10-D.      Winding Up Agreement                     Yes

21.        List of Subsidiaries                     No

24.        Powers of Attorney                       No

27.        Financial Data Schedule                  No